Form 10-K405
period 1995-03-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1995-07-14
CIK 814460

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED:  MARCH 31, 1995
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from           to          .

                        Commission File Number:  0-17881

             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

           Virginia                                         04-2985890
(State of organization)                                   (I.R.S.Employer
                                                     Identification  No.)

  265 Franklin Street, Boston, Massachusetts                    02110
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
Title of each class                                      which registered
   None                                                        None
Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                      DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                   Form 10-K Reference
Prospectus of registrant dated                              Part IV
January 4, 1988, as supplemented

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                 1995 FORM 10-K

                               TABLE OF CONTENTS

PART I                                                       Page

Item   1    Business                                                 I-1

Item   2    Properties                                               I-3

Item   3    Legal Proceedings                                        I-3

Item   4    Submission of Matters to a Vote of Security Holders      I-4

PART II

Item   5    Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters          II-1

Item   6    Selected Financial Data                                 II-1

Item   7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    II-2

Item   8    Financial Statements and Supplementary Data             II-6

Item   9    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                II-6

PART III

Item  10    Directors and Executive Officers of the Partnership    III-1
Item  11    Executive Compensation                                 III-3

Item  12    Security Ownership of Certain Beneficial
              Owners and Management                                III-3

Item  13    Certain Relationships and Related Transactions         III-3

PART IV

Item  14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   IV-1

SIGNATURES                                                          IV-2

INDEX TO EXHIBITS                                                   IV-3

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   F-1 to F-33
                              PART I

ITEM 1.  BUSINESS

   PaineWebber Equity Partners Three Limited Partnership (the "Partnership") is a limited partnership formed in May 1987 under the Uniform Limited Partnership Act of the State of Virginia to invest in a diversified portfolio of existing, newly-constructed or to-be-built income-producing operating properties such as apartments, shopping centers, hotels, office buildings and industrial buildings. The Partnership sold approximately $50,468,000 in Limited Partnership Units, at $1,000 per Unit, from January 4, 1988 to September 1, 1989 pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933 (Registration No. 33-14489). Limited Partners will not be required to make any additional capital contributions.

   As of March 31, 1995, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                         Date of
Name and Type of Property                     Acquisition   Type of
Location                       Size            of Interest  Ownership (1)

DeVargas Center Joint Venture retail          4/19/88   Fee ownership of land
DeVargas Mall                 shopping                  and improvements
Santa Fe, New Mexico          center on                 (through joint venture)
                              18.3 acres
                              with 248,000
                              net leasable
                              square feet

Portland Pacific Associates   thirteen        9/20/88   Fee ownership of land
  Two                         one-, two-                and improvements
Willow Grove Apartments       and three-                (through joint venture)
Beaverton, Oregon             story
                              apartment
                              buildings
                              on 6.2 acres
                              with 119 units

Richmond Paragon Partnership  six-story       9/26/88   Fee ownership of land
One Paragon Place Office      office                    and improvements
 Building                     building                  (through joint venture)
Richmond, Virginia            on 8.2
                              acres with
                              146,614 net
                              leasable
                              square feet

Colony Plaza General          retail          1/18/90   Fee ownership of land
  Partnership                 shopping                  and improvements
Colony Plaza Shopping Center  center on                 (through joint venture)
Augusta, Georgia              33.33 acres
                              with 216,712
                              net leasable
                              square feet

   (1)See Notes to the Financial Statements filed with this Annual Report for descriptions of the agreements through which the Partnership has acquired these operating investment properties.

   The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:
   (i)  preserve and protect the Limited Partners' capital,
   (ii) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability, and
   (iii) achieve long-term capital appreciation in the value of the Partnership's investment properties.
   Through March 31, 1995, the Limited Partners have received cumulative cash distributions of approximately $20,210,000. Quarterly distributions were paid at the rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991. The distributions were reduced to 5% per annum effective for the quarter ended December 31, 1991 and were paid at that rate through the quarter ended June 30, 1994. Effective for the quarter ended September 30, 1994, the distribution rate was reduced to 2% per annum. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all four of its original investment properties.

    The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. While real estate values for commercial office buildings and retail shopping centers have generally stabilized over the past 12 to 24 months, the current market values of the Partnership's commercial office building and two retail shopping centers are estimated to be below their acquisition prices due to the residual effects of the overbuilding which occurred in the late 1980's and, in the case of the office building, the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. The market for multi-family residential properties throughout the country continued to show signs of improvement during fiscal 1995, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management believes that overall real estate market conditions will improve further in the near term. With respect to the Partnership's office building and shopping center investments, it remains to be seen whether conditions will improve sufficiently during the current market cycle to bring the market values back to or above the amounts of the Partnership's original investments. Management's plans are presently to hold the majority of the investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

   All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. Despite this competition, the lack of significant new construction of multi-family housing over the past 2-to-3 years has allowed the oversupply which existed in most markets to be absorbed, with the result being a gradual improvement in occupancy levels and effective rental rates and a corresponding increase in property values. The Partnership's shopping centers and office building investments also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

   The Partnership has no property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

   The Partnership has no employees; it has however, entered into an advisory agreement with PaineWebber Properties Incorporated (PWPI), which is responsible for the day-to-day operations of the Partnership. PWPI is a wholly-owned subsidiary of PaineWebber Incorporated (PWI), a wholly-owned subsidiary of
PaineWebber Group Inc. (PaineWebber).   The managing general partner of the
 Partnership is Third Equity Partners,
Inc. (the `Managing General Partner''), a wholly owned subsidiary of PWI. The associate general partners of the Partnership (the `Associate General
Partners') are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber and Properties Associates 1988 L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PWPI. The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner.

   The terms of transactions between the Partnership and affiliates of the Managing General Partner are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

   The Partnership has acquired interests in four operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of the properties.

   Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for each property:

                                    Percent Occupied At
                                                                        Fiscal
                                                                        1995
                                 6/30/94    9/30/94   12/31/94 3/31/95  Average

DeVargas Mall                     85%         84%      86%       90%      86%

Willow Grove Apartments           97%         97%      97%       95%      97%

One Paragon Place                 96%         98%      98%       99%      98%

Colony Plaza Shopping Center      96%         96%      96%       96%      96%

ITEM 3.  LEGAL PROCEEDINGS

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. (`PA1988''), which are General Partners of the
Partnership and affiliates of PaineWebber.   On May 30, 1995, the court
certified class action treatment of the claims asserted in the litigation.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Three Limited Partnership, PaineWebber, Third Equity Partners, Inc. and PA1988
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Three Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber, Third Equity Partners, Inc. and PA1988 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third Equity Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

   Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Equity Partners, Inc., PA1988 and their affiliates for costs and liabilities in connection with this litigation. The General Partners intend to vigorously contest the allegations of the action, and believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.                                     PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

   At March 31, 1995, there were 3,793 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

   Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1995.

ITEM 6. SELECTED FINANCIAL DATA

             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
         FOR THE YEARS ENDED MARCH 31, 1995, 1994, 1993, 1992 AND 1991
                    (IN THOUSANDS EXCEPT FOR PER UNIT DATA)
                           Years ended March 31,

                              1995      1994       1993       1992      1991
[S]                            [C]       [C]         [C]       [C]       [C]

Revenues                   $ 1,450    $ 1,273     $ 1,309  $  1,362   $ 1,289

Operating loss             $(1,420)   $(1,378)    $(1,284) $ (1,085)  $  (989)

Partnership's share of
 unconsolidated ventures'
 income                    $   593    $   222     $   658  $  1,241   $ 1,410

Net income (loss)          $  (827)   $(1,156)    $  (626) $    156   $   421

Net income (loss) per
  Limited Partnership
   Unit                    $ (16.21) $ (22.66)    $(12.27) $   3.05   $  8.26

Cash distributions per
 Limited Partnership Unit   $ 35.00  $  50.00     $ 50.00  $  72.50   $ 80.00

Total assets               $40,333    $43,667     $45,673  $ 47,231   $49,800

Notes payable and
 accrued interest          $16,707    $17,304     $15,604  $ 14,024   $12,647

   The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

   The above net income (loss) and cash distributions per Limited Partnership Unit are based upon the 50,468 Limited Partnership Units outstanding during each year.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership offered Units of Limited Partnership Interests to the public from January 1988 to September 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. The offering raised gross proceeds of approximately $50,468,000. The Partnership also received $10,500,000 from the proceeds of zero coupon loans, as discussed further below and in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves. The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1995, the Partnership retained its ownership interest in all four of these properties, which consist of two retail shopping centers, one office building,
and one multi-family apartment complex.   During fiscal 1995, management
continued negotiations with the lenders of the Partnership's zero coupon loans as part of an overall strategy to refinance these loans, which were originally incurred to finance the Partnership's public offering costs. This strategy is aimed at preventing the further accumulation of accrued interest by replacing the outstanding obligations with conventional financing which would require the payment of interest and principal on a current basis. As a result of this expected additional debt service, there will be a reduction in current cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings from the operating properties to fund planned capital work at the Partnership's three commercial properties. This work includes capital enhancements, tenant improvements and leasing commissions at each of these properties. As previously reported, the reduction in cash flows from the properties, combined with the aforementioned capital needs, resulted in the reduction of the quarterly distribution rate from 5% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. Distributions are expected to continue to be paid at a rate of 2% throughout fiscal 1996, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

   During the fourth quarter of fiscal 1995, the Partnership closed on the first of the three required refinancing transactions involving the zero coupon loans. In March 1995, the zero coupon loan secured by the Willow Grove Apartments, which had an outstanding balance of $2,473,000, was repaid in full from the proceeds of a new $3,600,000 loan to the Willow Grove joint venture. The new mortgage loan is secured by the Willow Grove Apartments, bears interest at a rate of 9.59% and requires monthly principal and interest payments of approximately $32,000 through maturity, in March 2002. Excess refinancing proceeds of approximately $1,050,000 were distributed to the Partnership and were added to the balance of cash reserves. In order to facilitate this refinancing transaction, in January 1995 the Partnership paid the Willow Grove co-venturer $233,000 to buy-out its joint venture interest. The Willow Grove joint venture agreement restricted the Partnership's ability to refinance the property's zero coupon loan with debt in excess of $2.5 million without the co-venture partner's consent, which it had been unwilling to grant. The Partnership desired to employ the additional borrowing capacity of the Willow Grove asset in order to secure the funds necessary to complete the One Paragon Place refinancing discussed further below. In addition to affording the Partnership the flexibility to proceed with its refinancing plans, the buyout of the co-venturer's interest gives the Partnership complete control over the venture's operations and eventual disposition decisions with respect to the operating investment property. The former co-venture partner has been retained in a property management capacity under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership. The Willow Grove Apartments averaged 97% occupancy during fiscal 1995. In addition, with an overall market vacancy factor of only 4%, the use of rental concessions in the Beaverton area (a suburb of Portland, Oregon) has diminished. As a result, effective rental rates have increased slightly. Management expects further improvement in such market conditions in the near term.

     At March 31, 1995, the zero coupon loan secured by the Colony Plaza shopping center had an outstanding balance of $6,933,000. The loan is scheduled to mature in December of 1996, at which time approximately $8,290,000 would be due. Management is presently in discussions with various lenders to refinance the Colony Plaza note payable. At the same time, management has been working with Wal-Mart on the logistics of a possible expansion of its store at Colony Plaza. During fiscal 1995, management learned that the cost of completing construction for the expansion was more than Wal-Mart had originally budgeted. Concerns over these estimated construction costs resulted in delays in the decision to proceed with the original expansion concept, which involved an increase in the size of the Wal-Mart store from its current 82,000 square feet to 120,000 square feet. Management has been working with Wal-Mart to review various alternatives to the original expansion plan, including the possibility of an expansion of the current store to a "superstore" configuration. Over the past 3 to 4 years, Wal-Mart has significantly changed its prototype store concept, requiring larger stores with additional expansion space to accommodate increasing per store sales volume. More recently, Wal-Mart has begun building "superstores", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broader trend among many retailers to emphasize larger properties and to close smaller, more marginal stores. Under the lease terms of the center's existing grocery tenant, the Partnership would need to obtain this tenant's consent to permit the opening of an additional grocery operation at the shopping center. Since a Wal-Mart superstore would compete directly with the existing grocery's operation, this tenant has expressed initial reluctance to grant such consent. Moreover, subsequent to year-end, management has learned that Wal-Mart's preference appears to be to construct a superstore at another identified site in the Augusta market and to vacate Colony Plaza upon the completion of construction. In the event that Wal-Mart proceeds with such plans, the construction of a new superstore is not likely to be completed until sometime in
calendar 1997.   In the event Wal-Mart does vacate the center, it would remain obligated to pay rent and its share of operating expenses through the term of its lease, which expires in March 2009. However, the loss of the center's principal anchor tenant would likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center. Since the loan-to-value ratio of the debt to be refinanced on Colony Plaza is relatively high, the status of the Wal-Mart anchor store at the center could be critical to the refinancing efforts. Nonetheless, the Partnership is moving forward with its refinancing efforts in an attempt to take advantage of the favorable current interest rate environment. Management remains cautiously optimistic that the recent strong operating performance of the center and the favorable local market characteristics will enable the Partnership to refinance the zero coupon loan obligation despite the uncertainty regarding Wal-Mart's future tenancy at Colony Plaza.
   The Partnership has been in negotiations with the existing lender on the zero coupon loan secured by One Paragon Place regarding conversion of this note to a conventional current-pay loan and is also seeking possible replacement financing. Management has requested from the lender a four-year extension of the maturity date and terms which would include a reduced rate of interest on the balance of the loan going forward. Both the Partnership's modification proposal or any refinancing transaction would require a paydown of approximately $1.3 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown as a result of the Willow Grove refinancing transaction described above. The zero coupon loan secured by the One Paragon Place Office Building, in the initial principal amount of $5,000,000, had an outstanding balance as of March 31, 1995 of approximately $9,774,000 and is scheduled to mature in November of 1995, at which time approximately $10,386,000 would be due. Management expects to close on a loan modification or refinancing transaction by the second quarter of fiscal 1996. One Paragon Place averaged 98% occupancy for fiscal 1995. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of the absence of significant new construction. Rental income from One Paragon Place increased by 5% over the previous fiscal year. As part of an ongoing maintenance program, the property's management team completed a number of capital improvements including recarpeting several floors during fiscal 1995. Over the next year, management expects to spend approximately $82,000 to continue capital improvements as well as to pay for certain possible tenant improvements and leasing commissions on the small remaining vacant space. In addition, subsequent to year-end one of the property's major tenants negotiated a buyout of its lease obligation with respect to approximately one-half of its current space of approximately 53,000 square feet. Under the terms of the buyout agreement, the tenant will pay a current market rental rate on its remaining 27,000 square feet through the remainder of its lease term, which runs through July 1998. In addition, the tenant agreed to continue to pay rent through May 1995 on the 26,000 square feet of vacated space and will pay a lump sum of $500,000 to the joint venture, which should be sufficient to cover the expected costs of re-leasing the space. Since annual market rental rates are presently above this tenant's former lease rate by approximately $2 per square foot, overall cash flow from the property will increase once replacement tenants are secured. Management expects to be able to re-lease this space quickly given the property's favorable competitive position in this strengthening market.

     As further discussed in Note 5 to the accompanying financial statements, in January 1995 the Lessee of the Colony Plaza master lease agreement entered into a settlement agreement with the Partnership which terminated the master lease agreement. At the time of the purchase of the operating investment property, the Partnership entered into a master lease agreement with the seller of the operating property and certain other affiliates of the co-venturer (the "Guarantors"). Under the terms of the master lease, the Guarantors guaranteed for a period of three years from the date that the shopping center achieved a specified occupancy level that aggregate net cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at time of the purchase. During 1991, the Lessee defaulted on its obligation under the master lease and the Partnership received an amount of cash collateral to apply to future obligations. The remaining balance of the cash collateral was exhausted in January 1992. Through December 31, 1994, no other amounts had been received toward the Lessee's obligation under the master lease, resulting in an outstanding balance due of approximately $618,000. The January 1995 settlement agreement terminated the master lease effective December 31, 1994. The original termination date of the master lease agreement was to have been February 27, 1997. In accordance with the settlement agreement, on January 27, 1995 the Partnership received a cash payment of approximately $348,000 toward the outstanding obligation of $618,000 discussed above. In addition, the Partnership received a promissory note from the Lessee in the amount of $160,000 which will accrue interest at 8.5% and is due December 31, 1997. The Lessee also assigned its rights to certain future development and leasing fees which will be credited against the outstanding balance of the promissory note if earned. The remaining master lease obligation, after the cash payment and the promissory note, was forgiven under the terms of the settlement agreement.

    The DeVargas Mall experienced a positive trend in occupancy during the second half of fiscal 1995, ending the year at 90% after dropping to a low of 84% as of the end of the second quarter. However, a tenant occupying approximately 16,000 square feet plans to vacate the Mall in early fiscal 1996. During the upcoming year the DeVargas joint venture has budgeted approximately $777,000 for capital items primarily related to tenant improvements and leasing costs which might be required if the venture is successful in obtaining tenants to lease the majority of the available space at the Mall. There are two significant lease proposals currently pending with regard to the available space, one for 30,000 square feet and another for 20,000 square feet, which, if successfully executed, would accomplish management's leasing objectives and effectively bring the Mall to full occupancy. Over the past 2 years, management has been successful in altering the tenant roster at the Mall to obtain a more complementary mix of retailers. Funding of the required tenant improvements would likely be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. To date, the co-venturer has provided financing in the amount of approximately $3 million to fund prior expansion and leasing costs. The venture pays interest on such advances at the rate of prime plus 1%.

   During fiscal 1995, the Partnership received distributions totaling approximately $3,791,000 from its four operating investment properties (including approximately $1,402,000 from the consolidated joint venture).
 Theseproperty distributions represent the primary source of future liquidity for the
Partnership prior to the sales or refinancings of its operating investment properties. The Partnership's sources of liquidity are expected to be sufficient to meet its needs on a both short-term and long-term basis. At March 31, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,824,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses related to the Partnership's zero coupon loans and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements.

RESULTS OF OPERATIONS
1995 Compared to 1994

   The Partnership reported a net loss of $827,000 for the year ended March 31, 1995, as compared to a net loss of $1,156,000 for the prior year. The decrease in net loss can be primarily attributed to an increase in rental revenues from the consolidated Colony Plaza joint venture and an increase in the Partnership's share of unconsolidated ventures' income. The increase in rental revenues at Colony Plaza, of $129,000, was mainly due to the full 12 month effect of the leasing gains achieved at the center during the prior year. Colony Plaza began
calendar 1993 with an occupancy level of 91%.   Occupancy had increased to 96%
by the beginning of calendar 1994 and remained at 96% throughout the year. An increase in interest expense of $165,000 offset the increase in Colony Plaza revenues and caused an increase in the Partnership's operating loss of approximately $42,000 for fiscal 1995. Interest expense on the Partnership's zero coupon loans continued to increase in fiscal 1995 due to the effects of the semi-annual compounding. As discussed further above, management is involved in refinancing negotiations at the present time and expects that overall interest costs will be lowered upon the completion of the contemplated transactions.
   The Partnership's share of unconsolidated ventures' income increased by $371,000 over fiscal 1994. Improved operating results at the Willow Grove Apartments and the One Paragon Place Office Building contributed significantly to this favorable change. The increased occupancy and rental rates during the year at both properties were the primary contributors to the $419,000 increase in combined rental revenues for calendar 1994. In addition, the calendar 1993 results reflected a $236,000 loss on disposal of tenant improvements from the One Paragon Place joint venture due to certain tenants vacating the property prior to their lease expirations. No such losses were reported for calendar 1994. Although revenues at DeVargas Mall did increase slightly over the past year, the increase in expenses more than off set the revenue gains contributing to a lower net income in fiscal 1995. Interest expense showed the sharpest rise over fiscal 1994 as a result of the higher outstanding balances on the joint venture's line of credit borrowings referred to above. Borrowings under the lines of credit from the co-venturer for calendar 1994 totalled approximately $1 million, which was used to fund costs associated with tenant improvements and leasing expenses at the property. Depreciation expense at the DeVargas Mall and the One Paragon Office Building also increased as a result of the significant property and tenant improvements that have taken place over the past two years.

1994 Compared to 1993

   The Partnership's net loss increased by $530,000 for the year ended March 31, 1994 when compared to fiscal 1993. This change was the result of a decline in the Partnership's share of unconsolidated ventures' income coupled with an increase in the operating loss of the Partnership.

   The increase in the Partnership's operating loss of $93,000 was mainly the result of an increase in interest expense on the Partnership's zero coupon loans combined with a decrease in revenues. Interest expense on the Partnership's zero coupon loans increased by $120,000 for the year ended March 31, 1994 due to the semi-annual compounding effect referred to above. Revenues decreased due to a decline in rental revenues at the Colony Plaza Shopping Center and a decrease in interest income due to lower average cash balances and interest rates in fiscal 1994. Rental revenues decreased slightly at Colony Plaza, despite an increase in occupancy, due to a small decline in market rental rates. Nonetheless, the property's tenant roster stabilized during fiscal 1994, as evidenced by the decline in bad debt expense. In fact, revenues net of bad debt expense actually increased when compared to fiscal 1993. An increase in Partnership general and administrative expenses also contributed to the increase in operating loss in fiscal 1994. General and administrative expenses increased by approximately $31,000, mainly due to certain costs incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned in conjunction with management's ongoing refinancing efforts.

   The Partnership's share of unconsolidated ventures' income decreased by approximately $437,000 when compared to the year ended March 31, 1993. A large portion of this decline was the result of a decrease in combined rental revenues. At the One Paragon Place Office Building, rental revenues were lower during fiscal 1994 partly due to the full twelve-month effect of a number of lease rollovers that were renewed at market rents during fiscal 1993. As of fiscal 1993 market rents had declined significantly in the Richmond market since the time of the property's acquisition. The large decrease in revenues at One Paragon Place was partially offset by an increase in rental revenues at both the Willow Grove Apartments and DeVargas Mall. In addition, combined operating expenses increased for the year ended March 31, 1994 due to generally higher repairs and maintenance expenses. Also, depreciation expense increased mainly due to charges related to tenant improvement costs capitalized at the One Paragon Place joint venture during fiscal 1994 and 1993.

1993 Compared to 1992
   For the year ended March 31, 1993, the Partnership reported a net loss of $626,000, as compared to net income of $156,000 in fiscal 1992. This unfavorable change in the Partnership's net operating results was caused primarily by a decrease in the Partnership's share of unconsolidated ventures' income as well as an increase in the operating loss of the Partnership.

   The Partnership's operating loss increased by $199,000 in fiscal 1993 when compared to fiscal 1992. This increase was primarily the result of an increase of $202,000 in interest expense on the Partnership's outstanding zero coupon loans. Interest expense on the Partnership's zero coupon loans increased due to the aforementioned semi-annual compounding effect. The net operating results of the Partnership's consolidated joint venture, Colony Plaza General Partnership, remained relatively unchanged compared to fiscal 1992.

   The Partnership's share of unconsolidated ventures' income declined by $582,000 in fiscal 1993 when compared to fiscal 1992. The major portion of this decrease was the result of the non-cash write-off of certain capitalized tenant improvements at the One Paragon Place Office Building. A loss of $476,000 was recorded on these improvements in fiscal 1993, which were replaced during the year. Another portion of the decrease in unconsolidated ventures' income can be attributed to an increase in depreciation expense at the DeVargas Center Joint Venture. Depreciation expense increased at DeVargas due to the expansion of the Mall's movie cinema in fiscal 1993.

Inflation

   The Partnership completed its seventh full year of operations in fiscal
1995.  The effects of inflation and changes in prices on the Partnership's
operating results to date have not been significant.   Inflation in future
 periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's three commercial investment properties contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Rental rates at the Partnership's one residential investment property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases, which are short-term in nature, are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and supplementary data are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

   The Managing General Partner of the Partnership is Third Equity Partners, Inc., a Delaware corporation, which is a wholly owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partners of the Partnership are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber and Properties Associates 1988 L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations.

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                  Date elected
  Name                       Office                          Age   to Office

Lawrence A. Cohen       President and Chief Executive
                         Officer                             41     5/15/91
Albert Pratt            Director                             84     2/27/87 *
J. Richard Sipes        Director                             48     6/9/94
Walter V. Arnold        Senior Vice President and
                         Chief Financial Officer             47     2/27/87 *
James A. Snyder         Senior Vice President                49      7/6/92
John B. Watts III       Senior Vice President                42      6/6/88
David F. Brooks         First Vice President and
                         Assistant Treasurer                 52     2/27/87 *
Timothy J. Medlock      Vice President and Treasurer         33      6/1/88
Thomas W. Boland        Vice President                       32     12/1/91 *

  The date of incorporation of the Managing General Partner.

   (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

   (d) There is no family relationship among any of the foregoing directors or executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

   (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

   Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of PWPI, which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of PWPI. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

   Albert Pratt is a Director of the Managing General Partner, a Consultant of PWI and a general partner of the Associate General Partner. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

   J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

   Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and Senior Vice President and Chief Financial Officer of PWPI, which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining PWPI. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

     James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

   John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr.Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

   David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of PWPI, which he joined in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

   Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and Vice President and Treasurer of PWPI, which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and PWPI. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

   Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of PWPI, which he joined in 1988. From 1984 to 1987 Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

   (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a
director or officer.   (g)  Compliance With Exchange Act Filing Requirements:

The Securities
Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1995, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

   The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

   The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

   The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991 and at a rate of 5% per annum on invested capital from October 1, 1991 to June 30, 1994. Starting July 1, 1994 cash distributions have been paid at a rate of 2% per annum on invested capital. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner and PaineWebber Partnerships, Inc. is owned by PaineWebber. Properties Associates 1988 L.P. is a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

   (b) The directors and officers of the Managing General Partner do not directly own any Units of limited partnership interest of the Partnership. No director or officer of the Managing General Partner or PaineWebber Partnerships, Inc., nor any limited partner of Properties Associates 1988, L.P., possesses a right to acquire beneficial ownership of Units of limited partnership interest of the Partnership.

   (c) There exists no arrangement, known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partners of the Partnership are Third Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), PaineWebber Partnerships, Inc. and Properties Associates 1988 L.P. PaineWebber Partnerships, Inc. is also a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P. is a Virginia limited partnership.

The general partner of Properties Associates 1988, L.P. is PAM
Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's operating property investments.

   In connection with the acquisition of properties, PWPI received acquisition fees totalling 5% of the gross proceeds from the sale of Partnership Units. PWPI earned acquisition fees totalling approximately $2,523,000. Acquisition fees have been capitalized as part of the cost of the investment on the accompanying balance sheet.

     All distributable cash, as defined, for each fiscal year shall first be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to an 8% noncumulative annual return on their adjusted capital contributions through December 31, 1989 and 7.5% on the adjusted capital contributions thereafter.
The General Partners will then receive distributions until they have received an amount equal to 1.01% of all distributions to all partners and PWPI has received Asset Management Fees equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI as its Asset Management Fee. Asset Management Fees are recorded as an expense on the Partnership's statement of operations, while the distributions to the General Partners and the Limited Partners are recorded as reductions to their respective capital accounts on the balance sheet. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Taxable income (other than from capital transactions) in each taxable year will be allocated to the Limited Partners and the General Partners in proportion to the amounts of distributable cash distributed to them in, or with respect to, that year. If there are no distributions of distributable cash, then taxable income shall be allocated 98.94802625% to the Limited Partners and 1.0519375% to
the General Partners.   All tax losses (other than from capital transactions)
will be allocated 98.94802625% to the Limited Partners and 1.0519375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties shall be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income, gain, loss, deduction or credit arising from a sale or refinancing. If there are no sale or refinancing proceeds, tax loss or taxable income from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partner. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     PWPI has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI is paid an asset management fee, as described above, for services rendered. As a result of a reduction in the distributions to the Limited Partners in fiscal 1992, PWPI has not earned any asset management fees since May of 1991. In connection with the sale of each property, PWPI may receive a disposition fee as calculated per the terms of
the Partnership Agreement.     An affiliate of the Managing General Partner
performs certain accounting,
tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1995 is $102,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended March 31, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           (1) and (2)  Financial Statements and Schedules:

               The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

           (3) Exhibits:

               The exhibits on the accompanying index to exhibits at page IV-3 are filed as part of this Report.

       (b) No reports on Form 8-K were filed during the last quarter of fiscal 1995.

       (c) Exhibits

               See (a)(3) above.

       (d) Financial Statement Schedules

           The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedules at page F-1.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PAINEWEBBER EQUITY PARTNERS
                              THREE LIMITED PARTNERSHIP


                              By:  Third Equity Partners, Inc.
                                   Managing General Partner



                              By: /s/ Lawrence A. Cohen
                                Lawrence A. Cohen
                                President and
                                Chief Executive Officer


                              By: /s/ Walter V. Arnold
                                Walter V. Arnold
                                Senior Vice President and
                                Chief Financial Officer


                              By: /s/ Thomas W. Boland
                                Thomas W. Boland
                                Vice President


Dated:  June 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt            Date: June 23, 1995
  Albert Pratt
  Director




By:  /s/ J. Richard Sipes      Date: June 23, 1995
  J. Richard Sipes
  Director


                           ANNUAL REPORT ON FORM 10-K
                                 ITEM 14(A)(3)

             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP


                               INDEX TO EXHIBITS
                                                Page Number in the Report
Exhibit No. Description of Document             Or Other Reference


(3) and (4)Prospectus of the Partnership          Filed with the Commission
           dated January 4, 1988, as              pursuant to Rule 424(c)
           supplemented, with particular          and incorporated herein
           reference to the Restated              by reference.
           Certificate and Agreement of
           Limited Partnership

(10)       Material contracts previously          Filed with the Commission
           filed as exhibits to registration      pursuant to Section 13 or
           statements and amendments thereto      15(d) of the Securities
           of the registrant together with all    Act of 1934 and incorporated
           such contracts filed as exhibits of    herein by reference.
           previously filed Forms 8-K and Forms
           10-K are hereby incorporated herein
           by reference.

(13)       Annual Report to Limited Partners    No Annual Report for the fiscal
                                                year 1995 has been sent to the
                                                Limited Partners.  An Annual
                                                Report will be sent to the
                                                Limited Partners subsequent to
                                                this filing.

(22)       List of subsidiaries                 Included in Item I of Part I
                                                of this Report Page I-1, to
                                                which reference is hereby made.



                          ANNUAL REPORT ON FORM 10-K
                      ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                          Reference
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP:

 Reports of independent auditors                                       F-2

 Consolidated balance sheets as of March 31, 1995 and 1994             F-5

 Consolidated statements of operations for the years ended
  March 31, 1995, 1994 and 1993                                        F-6

 Consolidated statements of changes in partners' capital (deficit)
  for the years ended March 31, 1995, 1994 and 1993                    F-7

 Consolidated statements of cash flows for the years ended
  March 31, 1995, 1994 and 1993                                        F-8

 Notes to consolidated financial statements                            F-9

 Schedule III - Real Estate and Accumulated Depreciation               F-20

COMBINED JOINT VENTURES OF PAINEWEBBER EQUITY PARTNERS THREE LIMITED
PARTNERSHIP:

 Reports of independent auditors                                       F-21

 Combined balance sheets as of December 31, 1994 and 1993              F-23

 Combined statements of operations for the years ended
  December 31, 1994, 1993 and 1992                                     F-24

 Combined statements of changes in venturers' capital for the
  years ended December 31, 1994, 1993 and 1992                         F-25

 Combined statements of cash flows for the years ended
  December 31, 1994, 1993 and 1992                                     F-26

 Notes to combined financial statements                                F-27

 Schedule III - Real Estate and Accumulated Depreciation               F-33

 Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.



REPORT OF INDEPENDENT AUDITORS


To The Partners
PaineWebber Equity Partners Three Limited Partnership:

        We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Three Limited Partnership as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Partnership's management.
 Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the DeVargas Center Joint Venture (DeVargas) (an unconsolidated venture) or the Colony Plaza General Partnership (Colony Plaza) (a consolidated venture). The Partnership's financial statements reflect the Partnership's equity investment in DeVargas and the total assets of Colony Plaza on a combined basis of $20,064,000 and $21,110,000 at March 31, 1995 and 1994, respectively, and the Partnership's equity in DeVargas' net income and Colony's net income on a combined basis of $1,011,000, $968,000 and $835,000 for the years ended March 31, 1995, 1994 and 1993, respectively.
 Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DeVargas and Colony Plaza, is based solely on the reports of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

        As more fully described in Note 6, mortgage debt secured by the operating investment property owned by Richmond Paragon Partnership
 (a joint venture investee) is scheduled to mature in November 1995.

        In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Three Limited Partnership at March 31,
 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




         /S/ ERNST & YOUNG LLP
         ERNST & YOUNG LLP







Boston, Massachusetts
June 28, 1995



                DELOITTE & TOUCHE LLP
                Suite 2300
                333 Clay Street
                Houston, Texas 77002-4196




INDEPENDENT AUDITORS' REPORT




DeVargas Center Joint Venture:

    We have audited the accompanying balance sheets of DeVargas Center
    Joint Venture (the "Joint Venture") as of December 31, 1994 and 1993, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1994.
    These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.






         /s/ DELOITTE & TOUCHE LLP
         DELOITTE & TOUCHE LLP




February 22, 1995


                PRICE WATERHOUSE LLP
                160 Federal Street
                Boston, MA 02110




REPORT OF INDEPENDENT ACCOUNTANTS



To the
Partners of Colony Plaza General Partnership

        In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Colony Plaza General Partnership (the "Partnership") at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Distributable Funds is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





         /S/ PRICE WATERHOUSE LLP
         PRICE WATERHOUSE LLP




February 3, 1995

                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1995 and 1994
                    (In Thousands, except for per Unit data)

                                     ASSETS

                                                        1995           1994
Operating investment property, at cost:
   Land                                            $    3,720        $ 3,720
   Building and improvements                            9,446          9,785
                                                       13,166         13,505
   Less accumulated depreciation                       (1,811)        (1,443)
                                                       11,355         12,062

Investments in unconsolidated joint
   ventures, at equity                                 24,930         29,936
Cash and cash equivalents                               3,824          1,501
Accrued interest and other receivables (net of
   allowance for doubtful accounts of $1 and
   $49 in 1995 and 1994, respectively)                     64             38
Accounts receivable - affiliates                            7              7
Prepaid expenses                                            7              7
Deferred expenses (net of accumulated
   amortization of $358 and $305
   in 1995 and 1994, respectively)                        146            116
                                                      $40,333        $43,667

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest                    $16,707        $17,304
Accounts payable and accrued expenses                      38             30
Tenant security deposits                                    9              9
Advances from consolidated ventures                       158            292
   Total liabilities                                   16,912         17,635

Partners' capital:
 General Partners:
   Capital contributions                                    1              1
   Cumulative net income                                    1             10
   Cumulative cash distributions                         (210)          (192)

 Limited Partners ($1,000 per unit;
  50,468 Units issued):
   Capital contributions, net of offering costs        43,669         43,669
   Cumulative net income                                  170            988
   Cumulative cash distributions                      (20,210)       (18,444)
   Total partners' capital                             23,421         26,032
                                                      $40,333        $43,667




                            See accompanying notes.


                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the years ended March 31, 1995, 1993 and 1993
                    (In Thousands, except for per Unit data)


                                                1995         1994       1993
REVENUES:
   Rental income and expense reimbursements   $1,347      $1,218      $1,240
   Interest income                               103          55          69
                                               1,450       1,273       1,309

EXPENSES:
   Interest expense                            1,921       1,756       1,644
   Property operating expenses                   140         128         117
   Bad debt expense                               21          13          79
   Real estate taxes                              71          69          70
   General and administrative                    342         310         279
   Depreciation and amortization                 375         375         404
                                               2,870       2,651       2,593

Operating loss                                (1,420)     (1,378)     (1,284)

Partnership's share of unconsolidated
   ventures' income                              593         222         658
NET LOSS                                    $   (827)    $(1,156)    $  (626)

Net loss per
   Limited Partnership Unit                   $(16.21)    $(22.66)    $(12.27)

Cash distributions per
   Limited Partnership Unit                   $ 35.00     $ 50.00     $ 50.00

The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each year.
                            See accompanying notes.


                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the years ended March 31, 1995, 1994 and 1993
                                 (In Thousands)

                                         General     Limited
                                         Partners    Partners      Total

Balance at March 31, 1992               $(110)       $33,022      $32,912

Cash distributions                        (26)        (2,523)      (2,549)

Net loss                                   (7)          (619)        (626)

BALANCE AT MARCH 31, 1993                (143)        29,880       29,737

Cash distributions                        (26)        (2,523)      (2,549)

Net loss                                  (12)        (1,144)      (1,156)

BALANCE AT MARCH 31, 1994                (181)        26,213       26,032

Cash distributions                        (18)        (1,766)      (1,784)

Net loss                                   (9)          (818)        (827)
BALANCE AT MARCH 31, 1995               $(208)       $23,629      $23,421



                            See accompanying notes.


                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1995, 1994 and 1993
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In Thousands)

                                                1995         1994       1993

Cash flows from operating activities:
   Net loss                                $    (827)   $ (1,156)    $  (626)
   Adjustments to reconcile net
    income (loss) to net cash provided by
    operating activities:
      Partnership's share of
       unconsolidated ventures' income          (593)       (222)       (658)
      Depreciation and amortization              375         375         404
      Interest expense                         1,921       1,756       1,644
      Changes in assets and liabilities:
       Restricted cash                             -           -           2
       Accrued interest and other receivables    (26)         10          26
       Accounts receivable - affiliates            -           -          (7)
       Deferred expenses                         (10)        (12)        (15)
       Accounts payable - affiliates               -         (56)          5
       Accounts payable and accrued expenses       8         (64)         19
       Other payable                               -           -          (2)
       Tenant security deposits                    -           9           -
       Advances from consolidated ventures      (134)        109          15
            Total adjustments                  1,541       1,905       1,433
            Net cash provided by
             operating activities                714         749         807

Cash flows from investing activities:
   Additional investments in unconsolidated
    joint ventures                              (342)       (666)       (661)
   Additions to operating investment property     (9)        (75)        (34)
   Receipt of master lease payments              348           -           2
   Distributions from unconsolidated
    joint ventures                             5,941       2,027       2,437
            Net cash provided by
             investing activities              5,938       1,286       1,744

Cash flows from financing activities:
   Cash distributions to partners             (1,784)     (2,549)     (2,549)
   Deferred loan expenses                        (73)          -           -
   Repayment of principal and
    interest on note payable                  (2,472)          -           -
            Net cash used for financing
             activities                       (4,329)     (2,549)     (2,549)

Net increase (decrease) in cash and
 cash equivalents                              2,323        (514)          2

Cash and cash equivalents, beginning of year   1,501       2,015       2,013

Cash and cash equivalents, end of year      $  3,824     $ 1,501     $ 2,015

Cash paid during the year for interest      $  1,022     $     -     $     -


                            See accompanying notes.

1.  Organization

     PaineWebber Equity Partners Three Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Virginia in May 1987 for the purpose of investing in a diversified portfolio of existing, newly-constructed or to-be-built income-producing real properties. The Partnership authorized the issuance of Partnership Units (the "Units") at $1,000 per Unit, of which 50,468 were subscribed and issued between January 1988 and September 1989.

2.  Summary of Significant Accounting Policies

     The accompanying financial statements include the Partnership's investment in three unconsolidated joint venture partnerships each of which owns an operating property. The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the unconsolidated joint venture partnerships.

     Operating investment property at March 31, 1995 and 1994 represents the real estate assets of the Colony Plaza General Partnership (see Note 5), a joint venture in which the Partnership has a controlling interest. For financial reporting purposes the joint venture is consolidated with the

   Partnership. The joint venture has a December 31 year-end for tax and financial reporting purposes. As a result, the Partnership also reports the results of the consolidated joint venture based on financial information of the venture which is three months in arrears to that of the Partnership.
   All material transactions between the Partnership and the joint venture have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

     The Partnership has reviewed FAS No. 121 ``Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of''which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Partnership's financial statements.

     The operating investment property of the consolidated joint venture is carried at the lower of cost, reduced by certain guaranteed master lease payments (see Note 5) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted cash flow basis. The operating investment property was considered to be held for long-term investment purposes as of March 31, 1995 and 1994. Depreciation expense is computed using the straight-line method over an estimated useful life of forty years for the building. Depreciation expense for the improvements and personal property is calculated using the 150% declining balance and straight-line methods, with a half year convention in the year of acquisition and disposition, over estimated useful lives of 20 and 12 years, respectively. Costs and fees (including the acquisition fee paid to PWPI) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Minor maintenance and repair expenses are charged to expense. Major improvements are capitalized. Tenant improvements are capitalized and amortized over the term of the respective lease agreements.

     Deferred expenses include legal fees of $49,000 incurred in connection with the organization of the Partnership. These expenses have been fully amortized using the straight-line method over a sixty-month term. As of March 31, 1995 and 1994, deferred expenses also include costs associated with the notes payable described in Note 6 of $425,000 and $352,000, respectively, and leasing commissions associated with the operating investment property of $30,000 and $20,000, respectively. Deferred loan costs are being amortized using the straight-line method over the respective terms of the notes payable. Such amortization expense is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the lease, generally 3 - 5 years.

     For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

     No provision for income taxes has been made. The liability for income taxes is that of the individual partners rather than the Partnership.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  The Partnership Agreement and Related Party Transactions

     The General Partners of the Partnership are Third Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"), PaineWebber Partnerships, Inc. and Properties Associates 1988 L.P. PaineWebber Partnerships, Inc. is also a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P. is a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's real property investments.

     In connection with the acquisition of properties, PWPI received acquisition fees totalling 5% of the gross proceeds from the sale of
   Partnership Units.   PWPI earned acquisition fees totalling approximately
   $2,523,000. Acquisition fees have been capitalized as part of the cost of the investment on the accompanying balance sheet.

     All distributable cash, as defined, for each fiscal year shall first be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to an 8% noncumulative annual return on their adjusted capital contributions through December 31, 1989 and 7.5% of the adjusted capital contributions thereafter. The General Partners will then receive distributions until they have received an amount equal to 1.01% of all distributions to all partners and PWPI has received Asset Management Fees equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI as its Asset Management Fee. Asset Management Fees are recorded as an expense on the Partnership's statement of operations, while the distributions to the General Partners and the Limited Partners are recorded as reductions to their respective capital accounts on the balance sheet. All sale or refinancing proceeds shall be distributed in varying proportions to the Limited and General Partners, as specified in the Partnership Agreement.

     Taxable income (other than from capital transactions) in each taxable year will be allocated to the Limited Partners and the General Partners in proportion to the amounts of distributable cash distributed to them in, or with respect to, that year. If there are no distributions of distributable cash, then taxable income shall be allocated 98.94802625% to the Limited
   Partners and 1.0519375% to the General Partners.   All tax losses (other
   than from capital transactions) will be allocated 98.94802625% to the Limited Partners and 1.0519375% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties shall be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled; provided that the General Partners shall be allocated at least 1% of taxable income, gain, loss, deduction or credit arising from a sale or refinancing. If there are no sale or refinancing proceeds, tax loss or taxable income from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partner. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

     PWPI has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI is paid an asset management fee, as described above, for services rendered. As a result of a reduction in the distributions to the Limited Partners in fiscal 1992, PWPI has not earned any asset management fees since May of 1991. In connection with the sale of each property, PWPI may receive a disposition fee as calculated per the terms of the Partnership Agreement.

     Included in general and administrative expenses for the years ended March 31, 1995, 1994 and 1993 is $102,000, $105,000 and $120,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $6,000, $4,000 and $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the years ended March 31, 1995, 1994 and 1993, respectively.

4. Investments in Unconsolidated Joint Venture Partnerships

     The Partnership has investments in three unconsolidated joint ventures which are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, these joint ventures report their operations on a calendar year.

     Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows.

                       CONDENSED COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (in thousands)

                                     Assets
                                                            1994       1993

      Current assets                                   $     667   $     528
      Operating investment property, net                  32,639      33,770
      Other assets                                           882         798
                                                         $34,188     $35,096

                       Liabilities and Venturers' Capital

      Current liabilities                             $      416    $    610
      Other liabilities                                    2,951       1,890
      Partnership's share of combined
       venturers' capital                                 28,149      29,746
      Co-venturers' share of combined
       venturers' capital                                  2,672       2,850
                                                         $34,188     $35,096


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992

                                 (in thousands)

                                                1994         1993       1992

      Rental revenues and expense
        recoveries                           $ 5,195     $ 4,776     $ 5,139
      Interest and other income                   12          17          14
                                               5,207       4,793       5,153

      Property operating expenses              1,508       1,414       1,336
      Depreciation and amortization            2,101       1,866       1,798
      Real estate taxes                          252         299         306
      Administrative and other                   411         444         400
      Interest expense                           213         124          74
      Loss on disposal                             -         236         476
                                               4,485       4,383       4,390
      Net income                            $    722    $    410    $    763

      Net income:
       Partnership's share of
          combined income                   $    613    $    242    $    678
       Co-venturers' share of
          combined income                        109         168          85
                                            $    722    $    410    $    763


                   Reconciliation of Partnership's Investment
                            March 31, 1995 and 1994
                                 (in thousands)

                                                           1995        1994

      Partnership's share of capital at
       December 31, as shown above                       $28,149     $29,746
      Excess basis due to investment in ventures (1)         472         492
      Timing differences (2)                              (3,691)       (302)
           Investments in unconsolidated
             joint ventures, at equity at March 31       $24,930     $29,936

(1)At March 31, 1995 and 1994, the Partnership's investment exceeds its share of the joint venture capital accounts by $472,000 and $492,000, respectively. This amount, which represents expenses incurred by the Partnership in connection with acquiring its joint venture interests, is being amortized on a straight-line basis over the estimated useful life of the related investment properties.

(2)The timing differences between the Partnership's share of venturers' capital and its investments in joint ventures consist of capital contributions made to the joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.
   The majority of the timing difference in fiscal 1995 can be attributed to a cash distribution from the Willow Grove joint venture in the net amount of $3,522,000 from the March 1995 refinancing transaction discussed further below and in Note 6.



              Reconciliation of Partnership's Share of Operations
               For the years ended March 31, 1995, 1994 and 1993
                                 (in thousands)

                                                1995         1994       1993

      Partnership's share of
       operations, as shown above           $    613     $   242     $   678
      Amortization of excess basis               (20)        (20)        (20)
      Partnership's share of
       unconsolidated ventures' income       $   593     $   222     $   658

   Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. Substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

   Investments in unconsolidated joint ventures, at equity on the balance sheet at March 31, is comprised of the following unconsolidated joint venture investments (in thousands):
                                                            1995       1994

       DeVargas Center Joint Venture                    $  8,314    $  8,910
       Portland Pacific Associates Two                       524       3,958
       Richmond Paragon Partnership                       16,092      17,068

                                                         $24,930     $29,936

   The cash distributions received from the Partnership's unconsolidated joint venture investments during fiscal 1995, 1994 and 1993 are as follows (in thousands):

                                                1995         1994       1993

      DeVargas Center Joint Venture         $    867    $    864    $    864
      Portland Pacific Associates Two          3,972         345         338
      Richmond Paragon Partnership             1,102         818       1,235
                                             $ 5,941     $ 2,027     $ 2,437

   A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

   DeVargas Center Joint Venture

   On April 19, 1988 the Partnership acquired an interest in DeVargas Center Joint Venture (the "joint venture"), a Texas Joint Venture organized in accordance with a joint venture agreement between the Partnership and WRI/DeVargas Inc. (the "co-venturer"). The joint venture was organized to own and operate the DeVargas Mall, an existing retail shopping mall located in Santa Fe, New Mexico. The property consists of approximately 248,000 net rentable square feet on approximately 18.3 acres of land. The aggregate cash investment by the Partnership for its investment was $11,354,960 (including an acquisition fee of $505,000 paid to PWPI and certain closing costs of $49,960). The Partnership's co-venture partner is an affiliate of Weingarten Realty Investors.

   Per the terms of the joint venture agreement, net cash flow from operations of the joint venture will be distributed in the following order of priority:
(1) the Partnership and co-venturer will each be repaid accrued interest and principal on any optional loans made to the joint venture, (2) the Partnership will receive a cumulative preference return payable each quarter, of 8% annual simple interest on its capital contribution of $10,800,000, (3) the co-venturer will receive a cumulative return of 8% annual simple interest on its capital contribution of $3,285,000, (4) thereafter, any remainder will be distributed 50% to the Partnership and 50% to the co-venturer.

   Proceeds from the sale or refinancing of the property will be distributed in the following order of priority: (1) the Partnership will receive the aggregate amount of its cumulative 8% annual preferred return not previously paid, (2) the co-venturer will receive its unpaid 8% cumulative preference (3) the Partnership will receive an amount equal to the Partnership's net investment, (4) the co-venturer will receive an amount equal to the co-venturer's net investment (5) the Partnership and co-venturer will each receive proceeds equal to 10% of their capital contributions, (6) thereafter, any remaining proceeds will be distributed 50% to the Partnership and 50% to the co-venturer.

   Taxable income from operations will be allocated to the Partnership and co-venturer in the same proportion as cash distributions with any remaining income being allocated 50% to the Partnership and 50% to the co-venturer. Tax losses from operations will be allocated to the Partnership and co-venturer to the extent of and in the ratio of their positive capital balances with any remaining losses being allocated 50% to the Partnership and 50% to the co-venturer. Net income or loss for financial reporting purposes has been allocated in accordance with the allocations of taxable income or tax loss.

   The joint venture has entered into a management contract and a leasing contract with an affiliate of the co-venturer which is cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee is 4% of gross rents collected and a 4% commission on any new leases.

   The co-venturer has issued two nonrecourse promissory notes to the joint venture to finance the leasing and operations of the Mall. The first note dated January 1990 allows the joint venture to borrow up to $3,000,000 to fund capital costs associated with leasing of the shopping center. The second note dated December 1992 allows the joint venture to borrow up to $553,000 to fund capital costs associated with an expansion and additional leasing of the shopping
center.   Both notes bear interest at 1% above the floating prime rate established by Texas Commerce Bank National Association. Outstanding accrued interest on the first note is due and payable on a monthly basis with the principal due January 1996. Principal payments of $4,608 and accrued interest on the second note is due and payable on a monthly basis, with the remaining accrued interest and principal due November 2002. As of December 31, 1994, the principal balances of the notes payable to the co-venturer aggregated $2,951,000.

   Portland Pacific Associates Two

   On September 20, 1988 the Partnership acquired an interest in Portland Pacific Associates Two, the general partnership formed to own and operate Willow Grove Apartments, a 119-unit apartment complex situated on 6.2 acres of land in Beaverton, Oregon. The aggregate cash investment by the Partnership for its investment was $5,068,167 (including an acquisition fee of $252,000 paid to PWPI and certain closing costs of $16,167). The Partnership's original co-venture partner was an affiliate of Pacific Union Investment Company.

   On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in the joint venture for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc. (`TEP''), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership has assumed full control over the affairs of the joint venture. Because this transaction was completed after the joint venture's year-end, the change in control will not be reflected in the presentation of the Partnership's financial statements until the first quarter of fiscal 1996. For fiscal 1995, the venture continues to be accounted for under the equity method. In fiscal 1996, the assets, liabilities, results of operations and cash flows of the joint venture will be presented on a consolidated basis in the financial statements of the Partnership.

   The Amended and Restated Joint Venture Agreement provides that net cash flow (as defined) shall be distributed in the following order of priority: (i) First, to the Partnership until the Partnership has received a cumulative non-compounded return of 10% on its net investment of $4,800,000 plus any additional contributions made; (ii) Second, any remaining net cash flow shall be distributed to the partners in proportion to their venture interests (99% to the Partnership and 1% to TEP).

   Under the terms of the Amended and Restated Joint Venture Agreement, taxable income from operations in each year shall be allocated first to the Partnership until the Partnership has been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment plus any additional contributions. Any remaining taxable income shall be allocated 99% to the Partnership and 1% to TEP. All tax losses from operations shall be allocated 99% to the Partnership and 1% to TEP. Allocations of income or loss for financial accounting purposes have been made in accordance with the allocations of taxable income or tax loss.

   Net profits and losses arising from a capital transaction shall be allocated among the venture partners under the specific provisions of the Amended and Restated Joint Venture Agreement. Any net proceeds available to the venture, arising from the sale, refinancing or other disposition of the property, after the payment of all obligations to the mortgage lenders and the repayment of certain advances from the Partnership shall be distributed to the venture partners in proportion to their positive capital account balances after the allocation of all gains or losses.

   If additional cash is required in connection with the operation of the Joint Venture, the venture partners shall contribute such required funds in proportionate amounts as may be determined by the venture partners at such time.

   In March 1995, the joint venture obtained a $3,600,000 mortgage note payable, secured by the Willow Grove Apartments, which bears interest at 9.59%. Principal and interest payments of $31,678 are due monthly through March of 2002 at which time the entire unpaid balance of principal and interest is due. The loan was issued to the joint venture and, accordingly, is recorded on the venture's books. The net proceeds from the financing transaction of approximately $3,522,000 were remitted to the Partnership as a distribution.
The Partnership used $2,473,000 to pay off an outstanding note payable which encumbered the property (see Note 6). The remaining proceeds were added to the Partnership's cash reserves.

   The Partnership originally entered into a Management Agreement with an affiliate of the former co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was equal to 5% of gross rents collected. The former co-venture partner has been retained in a property management capacity for the same annual fee under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership.

   Richmond Paragon Partnership

   On September 26, 1988, the Partnership acquired an interest in Richmond Paragon Partnership, a Virginia general partnership that owns and operates One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia with 146,614 square feet of net leasable area. The Partnership is a general partner in the joint venture. The aggregate cash investment by the Partnership for its investment was $21,108,383 (including an acquisition fee of $1,031,000 paid to PWPI and certain closing costs of $42,447). The Partnership's co-venture partner is an affiliate of The Paragon Group. The property is encumbered by a mortgage loan with an outstanding balance of $9,774,000 as of March 31, 1995. Such mortgage loan is scheduled to mature in November 1995 (see Note 6).

   Per the terms of the joint venture agreement, net cash flow from operations of the joint venture is to be distributed as follows: (1) the Partnership shall receive a cumulative annual preferred return payable monthly equal to 9.0% on the Partnership's Net Investment of $20,000,000 ("the Partnership's Preferred Return"), (2) the Partnership and the co-venturer will receive a return equal to the prime rate of interest plus 1% on any additional capital contributions, as defined, and (3) any additional net cash flow will be distributed 75% to the Partnership and 25% to the co-venturer.

   Taxable income from operations will be allocated in accordance with the net cash flow distributions described above. Tax losses from operations will be allocated to the Partnership and the co-venturer in proportion to their respective positive capital accounts up to the sum of such positive capital accounts and thereafter 75% to the Partnership and 25% to the co-venturer.

5. Operating investment property

   The Partnership owns a controlling interest in the Colony Plaza General Partnership, described below, and therefore presents the assets, liabilities, and results of operations of this joint venture on a consolidated basis in its financial statements. Colony Plaza General Partnership was formed to acquire and operate Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center is a 217,000 square foot complex which was acquired by the Partnership on January 18, 1990. Wyatt Ventures, Inc. ("Co-Venturer") and the Partnership are the partners of Colony Plaza General Partnership. The Partnership has a 99% ownership interest in the General Partnership and the Co-Venturer has a 1% ownership interest in the General Partnership. The Partnership purchased the operating investment property for $13,889,890 (including an acquisition fee paid to PWPI of $653,000 and $176,890 of closing costs) from Wyatt Development Company, an affiliate of the Co-Venturer. The property is encumbered by a mortgage loan with an outstanding balance of $6,933,000 as of March 31, 1995 (see Note 6).

   Taxable income from operations (other than gains resulting from sale or disposition of the property) shall be allocated to the Partnership and the Co-Venturer to the extent of cash distributions paid to the partners for a given fiscal year and in the same ratio as those distribution payments. In the event that there are no distributable funds, taxable income will be allocated 99% to the Partnership and 1% to the Co-Venturer. Tax losses from the operations of the shopping center (other than from sale or disposition) shall be allocated each fiscal year between the Partnership and the Co-Venturer to the extent of and in the ratio of the positive balances in their respective capital accounts. Any remaining losses will be allocated 99% to the Partnership and 1% to the Co-Venturer. Net income or loss for financial reporting purposes will be allocated in accordance with the allocations of taxable income or tax loss.

   Allocation of gains and losses from sales or dispositions of the property will be allocated to the partners based on formulas set forth in the Partnership Agreement.

   Distributable funds and net proceeds from sale or refinancing is to be distributed as follows: (1) to repay interest and principal on optional loans;
(2) 100% to the Partnership until it has earned a 9.55% per annum cumulative preferred return on the Partnership's net investment of $13,060,000; (3) to the Partnership until it has received distributable funds of $13,713,000 and (4) the remaining balance 99% to the Partnership and 1% to the Co-Venturer. The Partnership's Preferred Return is treated as a distribution and is recorded as a reduction to the partner's capital account on the accompanying financial statements. As of December 31, 1994, the cumulative preferred return payable to the Partnership was $930,500.

   If additional cash is required for any reason in connection with operations of the Joint Venture, it may be provided by either the Partnership or the Co-Venturer as optional loans. If both parties choose to make option loans to the Venture, they will be in the same ratio as ownership interest, 99:1. The rate of interest on such loans shall equal the rate announced by the First National Bank of Boston as its prime rate plus 1%, but not in excess of the maximum rate of interest permitted by applicable law. As of December 31, 1994, no optional loans had been made by the venturers.

   At the time of the purchase of the operating investment property, the Partnership entered into a master lease agreement with the seller of the operating property and certain other affiliates of WVI (the "Guarantors").
Under the terms of the master lease, the Guarantors guaranteed for a period of three years from the date that the shopping center achieved a specified occupancy level that aggregate net cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at time of the purchase. During 1991, the Lessee defaulted on its obligation under the master lease and the Partnership received an amount of cash collateral to apply to future obligations. The remaining balance of the cash collateral was exhausted in January 1992. Through December 31, 1994, no other amounts had been received toward the Lessee's obligation under the master lease, resulting in an outstanding balance due of approximately $618,000. In January 1995, the Lessee entered into a settlement agreement with the Partnership which terminated the master lease agreement effective December 31, 1994. The original termination date of the master lease agreement was to have been February 27, 1997. In accordance with the settlement agreement, on January 27, 1995 the Partnership received a cash payment of approximately $348,000 toward the outstanding obligation of $618,000 discussed above. In addition, the Partnership received a promissory note from the Lessee in the amount of $160,000 which will accrue interest at 8.5% and is due December 31, 1997. The Lessee also assigned its rights to certain future development and leasing fees which will be credited against the outstanding balance of the promissory note if earned. The remaining master lease obligation, after the cash payment and the promissory note, was forgiven under the terms of the settlement agreement. Master lease income is recorded as a reduction of the carrying value of the operating property on the accompanying balance sheet. Accordingly, the joint venture will record any payments under the note when received as a reduction in the property's carrying value.

   The following is a summary of property operating expenses for the years ended December 31, 1994, 1993 and 1992 (in thousands):

                                            1994        1993         1992

      Common area maintenance              $  42       $  46      $   34
      Utilities                               13          13          14
      Insurance                               17          17          10
      Management fees                         40          33          31
      Professional fees                       14          14          13
      Administrative and other                14           5          15
                                           $ 140       $ 128       $ 117

6. Notes payable

   Notes payable and accrued interest on the books of the Partnership at March 31, 1995 and 1994 consist of the following (in thousands):

                                                      1995        1994


10.72% nonrecourse loan payable to an
insurance company, which is secured by the
One Paragon Place operating investment
property.  All interest and principal is due
at maturity, on November 23, 1995.  Interest
is compounded semi-annually.  Accrued
interest at March 31, 1995 and 1994 amounted
to $4,774 and $3,805, respectively.  See
discussion below.                                 $ 9,774        $ 8,805


10.5% nonrecourse loan payable to a finance
company, which is secured by the Colony Plaza
operating investment property.  All interest
and principal is due at maturity, on December
29, 1996.  Interest is compounded semi-
annually.  Accrued interest at March 31, 1995
and 1994 amounted to $2,883 and $2,208,
respectively.                                       6,933          6,258


10.5% nonrecourse loan payable to a finance
company, which was secured by the Willow
Grove operating investment property.  The
note had a term of seven years and bore
interest at 10.5% per annum compounded semi-
annually.  Interest and principal totalling
$2,968 was to be due and payable by the
Partnership at maturity, on December 29,
1996.  Accrued interest through March 31,
1994 amounted to $791.  See discussion below.           -          2,241
                                                  $16,707        $17,304


   The Partnership is currently in negotiations with the existing lender on the note secured by One Paragon Place regarding conversion of this note to a conventional current-pay loan and is also seeking possible replacement financing. Management is requesting from the lender a four-year extension of the maturity date and terms which would include a reduced rate of interest on the balance of the loan going forward. Both the Partnership's modification proposal or any refinancing transaction would require a paydown of approximately $1 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown, however no firm commitments exist as of the date of this report to refinance the outstanding debt obligation or extend the maturity date beyond November 1995. This situation raises substantial doubt about the ability of the One Paragon Place joint venture to continue as a going concern. The financial statements of the venture do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the One Paragon Place joint venture included in the 1994 condensed combined balance sheet and summary of operations in Note 4 are $16,447,000, $91,000, $1,970,000 and $1,911,000,
respectively.

   The loan secured by the Willow Grove Apartments was repaid in full in March 1995 from the proceeds of a new first mortgage loan issued to the Willow Grove joint venture and secured by the venture's operating investment property. Such loan, in the initial principal amount of $3,600,000, bears interest at 9.59% and requires monthly principal and interest payments of $31,679 from April 1995 through maturity in March 2002. The loan was issued directly to the joint venture and, accordingly the liability is reflected on the venture's books. The net proceeds from the financing transaction were distributed to the Partnership.

The portion of the proceeds that was not used to repay the prior first mortgage loan on Willow Grove was added to the Partnership's cash reserves.

7. Rental revenues

   The Colony Plaza General Partnership derives rental income from leasing shopping center space. All of Colony Plaza's leasing agreements are operating leases expiring in one to twenty years. Base rental income of $1,212,000, $1,109,000 and $1,123,000 was earned during the years ended December 31, 1994, 1993 and 1992, respectively. The following is a schedule of minimum future lease payments from noncancellable operating leases as of December 31, 1994 (in thousands):

                         Years ending December 31:

          1995               $1,205
          1996               $1,112
          1997               $1,010
          1998               $  892
          1999               $  739
          Thereafter         $5,842

   Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. No percentage rentals have been earned to date. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance and common area costs.

   During the year ended December 31, 1994, base rental income of approximately $839,000 (69% of total base rental income) was received from the three anchor tenants of the operating property, as detailed below.

                                           Rental           Percent of Total
      Anchor tenant                        Income earned    Rental income

      Wal-Mart Stores, Inc.                $  336,000            27%
      Piggly Wiggly, d/b/a Foodmax         $  288,000            24%
      Goody's Family Clothes, Inc.         $  215,000            18%

   No other tenant accounted for more than 10% of rental income during the year.

8. Contingencies

   The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

9. Subsequent Event

   On May 15, 1995 the Partnership distributed $252,332 to the Limited Partners and $2,549 to the General Partners for the quarter ended March 31, 1995.

Schedule III - Real Estate and Accumulated Depreciation

                                    PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        MARCH 31, 1995
                                                        (IN THOUSANDS)

                                                                                                                     Life on Which
                            Initial Cost to     Costs                                                                Depreciation
                              Consolidated   Capitalized  Gross Amount at Which Carried at                           in Latest
                          Joint Venture      (Removed)    End of Year                                                 Income
                              Buildings &   Subsequent to       Buildings &         Accumulated Date of      Date     Statement
Description Encumbrances Land Improvements   Acquisition Land   Improvements Total Depreciation Construction Acquired is Computed
Shopping
 Center
Augusta,
 Georgia    $6,259       $3,720    $10,170    $ (724)    $3,720   $9,446  $13,166      $1,811      1989       1/18/90   12-40 yrs.

Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $13,431,000.
(B) See Note 6 to the accompanying financial statements for a description of the terms of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                                       1995              1994               1993

      Balance at beginning of period                $ 13,504           $13,430            $13,398
      Acquisition and improvements                        10                74                 34
      Reduction of basis due to

        master lease payments received                  (348)                -                 (2)
      Balance at end of period                      $ 13,166           $13,504            $13,430

(D)   Reconciliation of accumulated depreciation:

      Balance at beginning of period               $   1,443          $  1,073          $     669
      Depreciation expense                               368               370                404
      Balance at end of period                     $   1,811          $  1,443           $  1,073

(E) Included in Costs Capitalized (Removed) Subsequent to Acquisition are certain master lease payments received that are recorded as reductions in the cost basis of the property for financial reporting purposes.  See Note 5 of Notes to Financial Statements for a further description of these payments.



                 REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners Three Limited Partnership:

    We have audited the combined balance sheets of the Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership as of December 31, 1994 and 1993, and the related combined statements of operations, changes in venturers' capital and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of DeVargas Center Joint Venture, which statements reflect 39% of the combined total assets of the Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and 46%, 49% and 42% of the combined revenues of the Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership for the years ended December 31, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to data included for DeVargas Center Joint Venture, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

    As more fully described in Note 6, mortgage debt secured by the Richmond Paragon Partnership's operating investment property is scheduled to mature in November 1995.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                       /S/ ERNST & YOUNG
                        ERNST & YOUNG LLP


Boston, Massachusetts

February 22, 1995


                           DELOITTE & TOUCHE LLP
                                Suite 2300
                              333 Clay Street
                         Houston, Texas 77002-4196



                       INDEPENDENT AUDITORS' REPORT





  We have audited the accompanying balance sheets of DeVargas Center Joint
            `Joint Venture'') as of December 31, 1994 and 1993, and the






  We conducted our audits in accordance with generally accepted auditing










  In our opinion such financial statements present fairly, in all material











                               /S/ DELOITTE & TOUCHE LLP
                                DELOITTE & TOUCHE LLP







                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

                            COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993

                                 (In Thousands)

                                     ASSETS

                                                           1994       1993

Current assets:
   Cash and cash equivalents                           $     493    $    329
   Escrowed cash                                              54          19
   Accounts receivable and prepaid expenses                  120         180
        Total current assets                                 667         528

Operating investment properties, at cost:
   Land                                                    7,223       7,223
   Buildings and improvements                             33,082      32,175
   Furniture and equipment                                 2,794       2,655
   Construction in progress                                   24         213
                                                          43,123      42,266
   Less accumulated depreciation                         (10,484)     (8,496)
                                                          32,639      33,770

Deferred rents receivable                                    442         371
Deferred expenses and other assets,
   net of accumulated amortization of
   $514 and $401 in 1994 and 1993                            440         427
                                                         $34,188     $35,096

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities          $        59  $       68
   Accounts payable - affiliates                              95         256
   Real estate taxes payable                                  14          14
   Distributions payable to partners                          96         120

   Advances from partners                                     92          92
   Other current liabilities                                  60          60
        Total current liabilities                            416         610

Notes payable - affiliate                                  2,951       1,890

Venturers' capital                                        30,821      32,596
                                                         $34,188     $35,096






                            See accompanying notes.


                           COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

                       COMBINED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)

                                                1994         1993       1992

REVENUES:
   Rental income and expense recoveries      $ 5,195     $ 4,776     $ 5,139
   Interest and other income                      12          17          14
                                               5,207       4,793       5,153
EXPENSES:
   Depreciation and amortization               2,101       1,866       1,798
   Real estate taxes                             252         299         306
   Interest expense                              213         124          74
   Management fees                               209         179         206
   Utilities                                     286         282         266
   Repairs and maintenance                     1,013         953         864
   Administrative and other                      411         444         400
   Loss on disposal                                -         236         476

                                               4,485       4,383       4,390

NET INCOME                                  $    722    $    410     $   763


                            See accompanying notes.


                       PAINEWEBBER EQUITY PARTNERS THREE
                              LIMITED PARTNERSHIP

              COMBINED STATEMENTS OF CHANGES IN VENTURERS' CAPITAL For the years ended December 31, 1994, 1993 and 1992
                                 (In Thousands)


                                      PaineWebber
                                      Equity Partners
                                      Three Limited
                                      Partnership     Co-Venturers   Total

Balance at December 31, 1991          $32,008         $ 3,225       $35,233

Capital contributions                     717               -           717

Cash distributions                     (2,428)           (255)       (2,683)

Net income                                679              84           763

BALANCE AT DECEMBER 31, 1992           30,976           3,054        34,030

Capital contributions                     560               -           560

Cash distributions                     (2,033)           (371)       (2,404)

Net income                                243             167           410

BALANCE AT DECEMBER 31, 1993           29,746           2,850        32,596

Capital contributions                     184               -           184

Cash distributions                     (2,394)           (287)       (2,681)

Net income                                613             109           722

BALANCE AT DECEMBER 31, 1994        $  28,149        $  2,672       $30,821



                            See accompanying notes.


                         COMBINED JOINT VENTURES OF
                      PAINE WEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP
                      COMBINED STATEMENTS OF CASH FLOWS
            For the years ended December 31, 1994, 1993 and 1992
              Increase (Decrease) in Cash and Cash Equivalents
                               (In Thousands)

                                                1994         1993       1992
Cash flows from operating activities:
   Net income                              $     722     $   410     $   763
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization              2,101       1,866       1,798
    Loss on disposal of equipment                  -         236         476
    Changes in assets and liabilities:
      Accounts receivable and prepaid expenses    60         (54)        (13)
      Deferred rents receivable                  (71)        228        (201)
      Deferred expenses and other assets        (135)       (175)       (214)
      Accounts payable and accrued liabilities    (9)        (31)       (129)
      Accounts payable - affiliates             (161)        (20)          3
      Real estate taxes payable                    -          (4)          1

      Other current liabilities                    -          (1)        (40)
          Total adjustments                    1,785       2,045       1,681
          Net cash provided by
           operating activities                2,507       2,455       2,444

Cash flows from investing activities:
   Escrowed cash                                 (35)         (5)         40
   Collection of note receivable                   9           1           -
   Additions to operating
    investment properties                       (857)     (1,077)     (1,516)
          Net cash used in
           investing activities                 (883)     (1,081)     (1,476)

Cash flows from financing activities:
   Proceeds from capital contributions           184         560         717
   Proceeds from issuance of notes
    payable to affiliate                       1,061         382         973
   Advances from partners                          -           1         254
   Retirement of debt                              -         (60)          -
   Debt costs incurred                             -           -          (2)
   Cash distributed to venturers              (2,705)     (2,427)     (2,648)
          Net cash used in
           financing activities               (1,460)     (1,544)       (706)

Net increase (decrease) in cash
 and cash equivalents                            164        (170)        262

Cash and cash equivalents
 at beginning of year                            329         499         237

Cash and cash equivalents
at end of year                             $     493   $     329     $   499

Cash paid during the year for interest     $     201   $     124    $     66




                           See accompanying notes.



1.  Summary of significant accounting policies

    Organization

     The accompanying financial statements of the Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership (Combined Joint Ventures) include the accounts of DeVargas Center Joint Venture (DeVargas), a Virginia limited partnership; Portland Pacific Associates Two (Willow Grove Apartments), a California general partnership; and Richmond Paragon Partnership (One Paragon Place), a Virginia general partnership.

     The financial statements of the Combined Joint Ventures have been prepared based on the periods that PaineWebber Equity Partners Three Limited Partnership (PWEP3) has held an interest in the individual Joint Ventures.

     The dates of PWEP3's acquisition of interests in the Joint Ventures are as follows:

                                                 Date of Acquisition
          Joint Venture                           of Interest

          DeVargas Center                        April 18, 1988
          Portland Pacific Associates Two        September 20, 1988
          Richmond Paragon Partnership           September 26, 1988

   Basis of Presentation

     The financial statements of the joint ventures are presented in a combined format due to the nature of the relationship between each of the Joint Ventures and PWEP3.

   Operating investment properties

     The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. All of the operating investment properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of December 31, 1994 and 1993.

     Depreciation is generally computed using the straight-line method based on the estimated useful life of the buildings, improvements and furniture and equipment, generally five to forty years. Certain of the furniture and equipment is depreciated over seven and five years, respectively, using the double-declining balance method. Repairs and maintenance are charged to expense. Major replacements are capitalized, and the replaced asset and accumulated depreciation are removed from the accounts. The Combined Joint Ventures recognized losses of $236,755 on disposals of building improvements which were replaced during the year ended December 31, 1993. "Mandatory Payments" from the co-venture partner in Richmond Paragon Partnership to pay PWEP3's preferred distribution or to cover operating deficits are not reimbursable to the co-venturer and are treated as reductions to the cost basis of the operating investment property. Mandatory payments amounted to $174,157 through the end of the guaranty period.

     The Combined Joint Ventures have reviewed FAS No. 121 `Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of'' which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.


   Deferred expenses

   Deferred expenses include capitalized guaranty fees, organization costs, lease costs and loan expenses. Guaranty fees and organization costs have been amortized using the straight-line method over three and five years, respectively. Deferred leasing costs and loan expenses are generally amortized on a straight-line basis over the term of the leases and the term of the loans, respectively.

   Cash and cash equivalents

   For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

   Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   Revenue recognition

   Rental revenue is recognized on a straight-line basis over the life of the related lease agreements for the commercial properties owned by DeVargas Center Joint Venture and Richmond Paragon Partnership. Deferred rents receivable of $442,000 and $371,000 at December 31, 1994 and 1993, respectively, represent the difference between the revenue recorded on the straight-line method and the payments made in accordance with the lease agreements.

   Income tax matters

   No provision for income taxes has been provided because the tax effects of the Joint Ventures are reportable by the individual partners.

   Escrow accounts

   Certain Joint Venture Agreements provide that PWEP3 can direct the property manager to establish and periodically fund escrow cash accounts for payment of real estate taxes and insurance premiums. As of December 31, 1994, no such direction has been given to the property managers.


   Capital reserve

     The One Paragon Place Joint Venture Agreement provides that a reserve for future capital expenditures be established and administered by the Manager of the property. The Joint Venture is to pay periodically into the capital reserve an agreed upon amount (as defined) as funds are available after paying all expenses and PWEP3's preferred distribution during the guaranty period. As of December 31, 1994, no amounts were required to be paid into the capital reserve.

   Escrowed Cash

   Escrowed cash consists primarily of tenants security deposits.


2. Joint Ventures

   See Note 4 to the financial statements of PWEP3 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

   a. DeVargas Center Joint Venture

      The joint venture owns and operates the DeVargas Mall consisting of an existing retail shopping mall located in Santa Fe, New Mexico. The property consists of approximately 248,000 net rentable square feet on approximately 18.3 acres of land.

   b. Portland Pacific Associates Two


      The partnership owns and operates Willow Grove Apartments, a 119-unit apartment complex located on 6.2 acres of land in Beaverton, Oregon.

   c. Richmond Paragon Partnership

      The partnership owns and operates One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia, with 146,614 square feet of net leasable area.

     The following description of the joint venture agreements provides certain general information.

   Allocations of net income and loss

     The agreements generally provide that net income (other than those resulting from sales or other dispositions of the projects) will be allocated to PWEP3 in the same proportions as actual cash distributions from operations (as defined in the Joint Venture Agreements). The agreement in the Portland Pacific Associates Two partnership provides for the allocation of net income or loss after specific allocation of interest expense on partnership advances. Losses are generally allocated to the partners in proportion to their ownership interests or positive capital account balances.

     Gains or losses resulting from sales or other dispositions of the projects shall be allocated according to the formulas provided in the Joint Venture Agreements.

   Distributions


     Distributable funds from DeVargas are determined quarterly and distributed in the following priority: (1) repayment of any accrued interest and principal on loans; (2) a cumulative return of 8% annual simple interest on PWEP3's capital contribution of $10,800,000; (3) a cumulative return of 8% annual simple interest on the co-venturer's capital contribution of $2,700,000 ($3,285,000 subsequent to September 25, 1990) and (4) the remaining distributable funds shall be distributed 50% to PWEP3 and 50% to the co-venturer.

     The Portland Pacific agreement provides that net cash flow available for distribution, as defined, is allocated first to PWEP3 until it has received its preferred return, as defined, which is cumulative to the extent of the then-current fiscal year. PWEP3's preferred return is 9% simple interest on its Net Investment of $4,800,000 for the three-year period commencing on September 20, 1988 (the "Guaranty Period"), 9.50% on its Net Investment for the fourth year, and 10% on its Net Investment thereafter. Second, 50% is be distributed to PWEP3 to pay any accrued preference, and 37.5% to PWEP3 and 12.5% to the co-venturer. Then, of the remaining net cash flow, 50% is to be distributed to the property manager to pay any unpaid subordinated management fees, and 37.5% to PWEP3 and 12.5% to the co-venturer. See the discussion in Note 8 regarding the subsequent transfer of partnership interest which will affect these distribution priorities in 1995.

     The Richmond Paragon Joint Venture Agreement provides that PWEP3 will receive from net cash flow cumulative preferred distributions, payable monthly, equivalent to 9% per annum on its net investment of $20,000,000 through and until the termination and dissolution of the Partnership. Any remaining net cash flow is to be distributed first to the partners as a return equal to the prime rate of interest plus 1% on any additional capital contributions made to fund current cash needs of the joint venture and then is to be distributed 75% to PWEP3 and 25% to the co-venturer. The joint venture agreement further provided that during the first three years of operations (the guaranty period), if cash flow was insufficient to cover operating deficits and to pay PWEP3's preferred distribution, the co-venture was required to pay to the joint venture such amounts as were necessary to fund such operating deficits and provide for the payment of PWEP3's preferred distribution. Payments made by the co-venturer under these provisions are called "mandatory payments" (see Note 1). The guaranty period expired in September 1991.

     Distributions of net proceeds upon the sale or disposition of the projects shall be made in accordance with formulas provided in the joint venture agreements.

3. Related Party Transactions

   Management fees

     The joint ventures entered into management contracts with affiliates of the co-venturers which are cancellable at the option of PWEP3 upon the occurrence of certain events. The management fees generally range from 4 to 5% of gross rents collected.

   Accounts payable - affiliates

     Accounts payable - affiliates at December 31, 1994 and 1993 consist primarily of accrued interest on notes payable to the co-venturer in the DeVargas joint venture (see Note 4), organization costs payable to PWEP3, and management fees and reimbursements payable to the property managers.


   Charges from Portland Pacific Co-Venturer

     Accounting fees of $3,849, $8,043 and $7,609 were paid or owed to the co-venture partner of the Portland Pacific joint venture in 1994, 1993 and 1992, respectively.

4. Notes payable - affiliate

     A promissory note payable to the co-venture partner of the DeVargas Center Joint Venture, dated January 25, 1990, allows the Joint Venture to borrow up to $3,000,000 and bears interest at 1% above the floating prime rate established by Texas Commerce Bank National Association (9.5% at December 31, 1994). Outstanding accrued interest is due and payable on a monthly basis, and the principal is due on January 25, 1996. The outstanding principal balance of this note was $2,513,013 and $1,549,765 at December 31, 1994 and 1993, respectively. A second promissory note payable to the DeVargas co-venturer due November 2002 allows the joint venture to borrow up to $553,000 and also bears interest at 1% above the prime rate. The outstanding principal balance of this note, which was issued in November 1992, was $437,792 and $340,902 at December 31, 1994 and 1993 respectively.
   Principal payments of $4,608 and accrued interest are due and payable on a monthly basis, beginning December 1992. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall.


5. Advances from partners

     Advances from partners at December 31, 1994 includes amounts payable to the partners of Portland Pacific Associates Two in the amounts of $73,182 for PWEP3 and $18,295 for the co-venturer. The advances bear a preferred return accounted for as interest at the rate then applicable to the PWEP3 Preference return (10% for each of the three years in the period ended December 31, 1994). Interest expense related to these advances was $9,148, $9,148 and $4,089 for the years ended December 31, 1994, 1993 and 1992, respectively. This interest expense has been specifically allocated to each partner in the statement of changes in venturers' capital. Payments of interest totalling $9,148, $9,148 and $3,312 were made during 1994, 1993 and 1992, respectively. The advances are payable out of cash flow available for distribution, if any.

6. Encumbrances on operating investment properties

     As allowed under a provision of the Portland Pacific Partnership Agreement, PWEP3 borrowed funds that were secured by a deed of trust and the assignment of leases on the operating investment property of the Portland Pacific general partnership. At December 31, 1994, the amount outstanding on this borrowing was $2,183,000. The borrowing accrued interest at 10.5% annually, with the accrued interest being added to the principal balance. The borrowing was scheduled to mature in December 1996, at which time total principal and accrued interest of $2,968,000 was to become due and payable by PWEP3. In March 1995, this borrowing was repaid in full through a $3,600,000 loan made directly to Portland Pacific Associates Two. Such loan is secured by a first mortgage on the venture's operating investment property, bears interest at 9.59% per annum, and requires monthly principal and interest payments of $31,679 from April 1995 through maturity in March 2002. The proceeds of this financing transaction were distributed to PWEP3 per the agreement of the partners.


     PWEP3 also borrowed funds, under a provision in the joint venture agreement, secured by a deed of trust and the assignment of leases on the operating investment property of the Richmond Paragon General Partnership. The borrowing accrues interest at 10.72% annually with the accrued interest being added to the principal balance. The borrowing matures in November of 1995, at which time total principal and accrued interest of approximately $10,386,000 becomes due and payable by PWEP3. At December 31, 1994, the amount outstanding on this borrowing was $9,480,000. PWEP3 is currently in negotiations with the existing lender on the note secured by One Paragon Place regarding conversion of this note to a conventional current-pay loan and is also seeking possible replacement financing. Management of PWEP3 is requesting from the lender a four-year extension of the maturity date and terms which would include a reduced rate of interest on the balance of the loan going forward. Both the modification proposal or any refinancing transaction would require a paydown of approximately $1 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. PWEP3 has sufficient funds to make such a principal paydown, however no firm commitments exist as of the date of this report to refinance the outstanding debt obligation or extend the maturity date beyond November 1995. This situation raises substantial doubt about the ability of the One Paragon Place joint venture to continue as a going concern. The financial statements of the venture do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the One Paragon Place joint venture included in the 1994 combined balance sheet and statement of operations $16,447,000, $91,000, $1,970,000 and $1,911,000, respectively.

     The borrowings described above are direct obligations of PWEP3 and, accordingly, do not appear in the accompanying financial statements.



7. Leases

     Minimum rental revenues to be recognized by the DeVargas Mall and One Paragon Place joint ventures on the straight-line basis in the future on noncancellable operating leases are as follows (in thousands):

                   Year ended December 31:

                         1995                $  3,462
                         1996                   3,420
                         1997                   2,711
                         1998                   1,889
                         1999                     926
                         Thereafter             6,049
                                             $ 18,457

     The future minimum lease payments do not include estimates for contingent rentals due under the terms of certain leases at the DeVargas Mall. Such contingent rentals aggregated $898,000, $937,000 and $791,000 in 1994, 1993 and 1992, respectively.

8. Subsequent Events

     In January 1995, PWEP3 acquired 99% of the co-venturer's interest in Portland Pacific Associates Two in return for a cash payment of approximately $233,000. Such cash consideration included repayment in full of the advances from the co-venturer described in Note 5. The remaining 1% of co-venturer's interest was assigned to Third Equity Partners, Inc., an affiliate of PWEP3, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result of this transaction, the original co-venturer no longer has any equity interest in the joint venture. Pacific Union Property Services, an affiliate of the original co-venturer, continues to manage the property pursuant to a management contract which is cancellable upon 30 days' written notice.

Schedule III - Real Estate and Accumulated Depreciation

                                                  COMBINED JOINT VENTURES OF
                                    PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 1994
                                                           (IN THOUSANDS)
                                               Cost
                                             Capitalized                                                             Life on Which
                          Initial Cost to    (Removed)                                                               Depreciation
                             Combined        Subsequent to Gross Amount at Which Carried at                           in Latest
                          Joint Ventures   Acquisition      End of Year                                               Income
                              Buildings &  Buildings &        Buildings &          Accumulated  Date of      Date     Statement
Description Encumbrances Land Improvements Improvements Land  Improvements  Total  Depreciation Construction Acquired is Computed
Shopping Center
Santa Fe, NM  $ 2,951     $4,052 $ 6,669      $5,961     $4,052   $12,630   $16,682   $ 3,727       1972     4/19/88  5-40 yrs.

Office Building
Richmond, VA    8,579      2,719  18,349         413      2,696    18,785    21,481     5,668       1987    9/26/88   7-31.5 yrs.

Apartment Complex
Beaverton, OR   2,183        475   4,025         460        475     4,485     4,960     1,089       1987    9/20/88   5-27.5 yrs.
   Totals     $13,713    $ 7,246 $29,043     $ 6,834     $7,223   $35,900   $43,123   $10,484
Notes

(A) The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes is approximately $44,182,000.
(B) See Note 4 and 6 to the accompanying financial statements for a description of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:

                                                 1994               1993               1992
 Balance at beginning of period               $42,266           $ 41,617             $40,688
 Increase due to additions                        857              1,077               1,516
 Write-offs due to disposals                        -               (428)               (587)
 Balance at end of period                     $43,123            $42,266             $41,617

(D)  Reconciliation of accumulated depreciation:

 Balance at beginning of period               $  8,496           $  6,761             $ 5,221
 Depreciation expense                            1,988              1,772               1,616
 Write-offs due to disposals                        -                (37)                (76)
 Balance at end of period                     $ 10,484           $  8,496             $ 6,761
