Form 10-Q
period 1995-06-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1995-08-14
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                               OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from           to          .


                     Commission File Number  :  0-17881


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


            Virginia                                     04-2985890
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



265 Franklin Street, Boston, Massachusetts           02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .  No        .


                          CONSOLIDATED BALANCE SHEETS
                        June 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                     ASSETS
                                                     June 30          March 31
Operating investment properties, at cost:
   Land                                            $    4,195       $    3,720
   Buildings and improvements                          14,163            9,446
                                                       18,358           13,166
   Less accumulated depreciation                       (3,042)          (1,811)
                                                       15,316           11,355

Investments in unconsolidated joint
 ventures, at equity                                   24,180           24,930
Cash and cash equivalents                               4,228            3,824
Accounts receivables, net                                 102               64
Accounts receivable - affiliates                            7                7
Prepaid expenses                                           13                7
Deferred expenses, net                                    379              146
                                                      $44,225          $40,333

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest                    $20,744          $16,707
Accounts payable and accrued expenses                      74               38
Tenant security deposits                                   10                9
Advances from consolidated ventures                       313              158
Total partners' capital                                23,084           23,421
                                                      $44,225          $40,333
                            See accompanying notes.




             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                                    General        Limited
                                                    Partner        Partners

Balance at March 31, 1994                           $(181)        $26,213
Cash distributions                                     (6)           (631)
Net loss                                               (2)           (173)
BALANCE AT JUNE 30, 1994                            $(189)        $25,409

Balance at March 31, 1995                           $(208)        $23,629
Cash distributions                                     (3)           (252)
Net loss                                               (1)            (81)
BALANCE AT JUNE 30, 1995                            $(212)        $23,296

                            See accompanying notes.


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                                 1995              1994
REVENUES:
  Rental income and expense
    reimbursements                             $   552             $ 314
  Interest income                                   63                16
                                                   615               330

EXPENSES:
  Interest expense                                 445               465
  Property operating expenses                      132                31
  Real estate taxes                                 24                17
  General and administrative expenses               77                69
  Depreciation and amortization                    154                96
                                                   832               678
Operating loss                                    (217)             (348)

Partnership's share of unconsolidated
   ventures' income                                135               173

Net loss                                      $    (82)            $(175)

Net loss per
  Limited Partnership Unit                      $(1.61)           $(3.43)

Cash distributions per
  Limited Partnership Unit                     $  5.00            $12.50

The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.





                            See accompanying notes.


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended June 30, 1995 and 1994
                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                       1995             1994
Cash flows from operating activities:
   Net loss                                          $   (82)       $   (175)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Interest expense on zero coupon loans                437             451
    Partnership's share of unconsolidated
    ventures' income                                    (135)           (173)
    Depreciation and amortization                        154              96
    Amortization of deferred financing costs               8              14
    Changes in assets and liabilities:
      Accounts receivable                                (38)             (6)
      Prepaid expenses                                    (6)              -
      Accounts payable and accrued expenses               36              16
      Tenant security deposits                             1               2
      Advances from consolidated ventures                155             (74)
         Total adjustments                               612             326
         Net cash provided by
          operating activities                           530             151

Cash flows from investing activities:
   Distributions from unconsolidated
    joint ventures                                       437             688
   Additional investments in unconsolidated
     joint ventures                                      (75)            (34)
   Additions to operating investment properties           (4)             (4)
         Net cash provided by
          investing activities                           358             650

Cash flows from financing activities:
   Cash distributions to partners                       (255)           (637)
   Deferred loan costs                                  (229)              -
         Net cash used for
          financing activities                          (484)           (637)

Net increase in cash and cash equivalents                404             164

Cash and cash equivalents, beginning of period         3,824           1,501

Cash and cash equivalents, end of period             $ 4,228         $ 1,665




                            See accompanying notes.
1.  Organization

 The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1995.

 In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Related Party Transactions

  Included in general and administrative expenses for both of the three-month periods ended June 30, 1995 and 1994 is $26,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the three months ended June 30, 1995 and 1994 is $1,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships


 At June 30, 1995, the Partnership has investments in two unconsolidated joint venture partnerships (three at March 31, 1995) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. In January 1995, the Partnership acquired 99% of the co-venturer's interest in the Willow Grove joint venture in return for a cash payment of approximately $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership has acquired control over the operations of the joint venture. Accordingly, this joint venture has been presented on a consolidated basis in the Partnership's financial statements for the quarter ended June 30, 1995 (see
 Note 4).

 Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows (in thousands):


                    CONDENSED COMBINED SUMMARY OF OPERATIONS
               For the three months ended March 31, 1995 and 1994
                                 (in thousands)

                                                      1995              1994
REVENUES:
   Rental revenues and
      expense recoveries                           $   1,125       $   1,241
   Interest and other income                               2               1
                                                       1,127           1,242
EXPENSES:
   Property operating expenses                           369             487
   Real estate taxes                                      49              71
   Interest expense                                       71              37
   Depreciation and amortization                         462             450
                                                         951           1,045
NET INCOME                                        $      176       $     197

Net income
   Partnership's share of combined income         $      140       $     178
   Co-venturers' share of  combined income                36              19
                                                  $      176       $     197


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS
               For the three months ended June 30, 1995 and 1994
                                 (in thousands)

                                                       1995             1994

    Partnership's share of operations,
      as shown above                                    $140            $178
    Amortization of excess basis                          (5)             (5)
    Partnership's share of
      unconsolidated ventures' income                   $135            $173

4.  Operating Investment Property

   At June 30, 1995, the Partnership has investments in two consolidated joint venture partnerships (one at March 31,1995) which own operating investment properties. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint venture have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

  As discussed in the Partnership's Annual Report, the Partnership owns a controlling interest in the Colony Plaza General Partnership, which was formed to acquire and operate the Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center, which consists of approximately 217,000 square feet of leasable retail space, was acquired by the joint venture on January 18, 1990.

  On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in the Willow Grove joint venture for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc. (``TEP''), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership has assumed full control over the affairs of the joint venture. Due to the Partnership's policy of reporting the operations of the joint ventures on a three-month lag, the assets, liabilities, results of operations and cash flows of the joint venture are presented on a consolidated basis in the financial statements of the Partnership at June 30, 1995.

  The following is a combined summary of property operating expenses for the consolidated joint ventures for the three months ended March 31, 1995 and 1994 (in thousands):
                                              1995       1994

     Common area maintenance               $    26   $     8
     Utilities                                  18         3
     Management fees                            21        10
     Administrative and other                   67        10
                                            $  132    $   31

5.Notes payable

   Notes payable and accrued interest on the books of the Partnership at June 30, 1995 and March 31, 1995 consist of the following (in thousands):

                                                      June 30     March 31

10.72% nonrecourse loan payable to an
insurance company, which is secured by the
One Paragon Place operating investment
property.  All interest and principal is due
at maturity, on November 23, 1995.  Interest
is compounded semi-annually.  Accrued
interest at June 30, 1995 and  March 31, 1995
amounted to $5,034 and $4,774, respectively.
See discussion below.                                $10,034        $ 9,774

10.5% nonrecourse loan payable to a finance
company, which is secured by the Colony Plaza
operating investment property.  All interest
and principal is due at maturity, on December
29, 1996.  Interest is compounded semi-
annually.  Accrued interest at June 30, 1995
and March 31, 1995 amounted to $3,060 and
$2,883, respectively.                                  7,110          6,933

9.59% nonrecourse mortgage note payable to a
financial institution secured by the Willow
Grove operating investment property.  The
note, issued to the Willow Grove joint
venture, requires monthly principal and
interest payments of $32 from April 1995
through maturity in March 2002.                        3,600              -
                                                     $20,744        $16,707


   The Partnership has been in negotiations with the existing lender on the note secured by One Paragon Place regarding conversion of this note to a conventional current-pay loan and is also seeking possible replacement financing. Either the Partnership's modification proposal to the existing lender or any refinancing transaction would require a paydown of approximately $1.3 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown, however no firm commitments exist as of the date of this report to refinance the outstanding debt obligation or extend the maturity date beyond November 1995.

6.Contingencies

  The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.



             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed further in the Annual Report, management continues negotiations with the lenders of the Partnership's zero coupon loans as part of efforts to refinance these loans, which were originally incurred to finance the Partnership's public offering costs. These plans are aimed at preventing the further accumulation of accrued interest by replacing the outstanding obligations with conventional financing which would require the payment of interest and principal on a current basis. As a result of this expected additional debt service, there will be a reduction in current cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings from the operating properties to fund planned capital work at the Partnership's three commercial properties. This work includes capital enhancements, tenant improvements and leasing commissions at each of these properties. As previously reported, the reduction in cash flows from the properties, combined with the aforementioned capital needs, resulted in the reduction of the quarterly distribution rate from 5% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. Distributions are expected to continue to be paid at a rate of 2% throughout fiscal 1996, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in setting the planned distribution rate.

   During the fourth quarter of fiscal 1995, the Partnership closed on the first of the three required refinancing transactions involving the zero coupon loans. In March 1995, the zero coupon loan secured by the Willow Grove Apartments, which had an outstanding balance of $2,473,000, was repaid in full from the proceeds of a new $3,600,000 loan to the Willow Grove joint venture. The new mortgage loan is secured by the Willow Grove Apartments, bears interest at a rate of 9.59% and requires monthly principal and interest payments of approximately $32,000 through maturity, in March 2002. Excess refinancing proceeds of approximately $1,050,000 were distributed to the Partnership and were added to the balance of cash reserves. In order to facilitate this refinancing transaction, in January 1995 the Partnership paid the Willow Grove co-venturer $233,000 to buy out its joint venture interest. The Willow Grove joint venture agreement restricted the Partnership's ability to refinance the property's zero coupon loan with debt in excess of $2.5 million without the co-venture partner's consent, which it had been unwilling to grant. The Partnership desired to employ the additional borrowing capacity of the Willow Grove asset in order to secure the funds necessary to complete the One Paragon Place refinancing discussed further below. In addition to affording the Partnership the flexibility to proceed with its refinancing plans, the buy out of the co-venturer's interest gives the Partnership complete control over the venture's operations and eventual disposition decisions with respect to the operating investment property. The former co-venture partner has been retained in a property management capacity under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership. The average occupancy of the Willow Grove Apartments for the quarter ended June 30, 1995 was 95% which mirrors the average occupancy levels for competing properties in the area.

     At June 30, 1995, the zero coupon loan secured by the Colony Plaza shopping center had an outstanding balance of $7,110,000. The loan is scheduled to mature in December of 1996, at which time approximately $8,290,000 would be due. Management is presently in discussions with various lenders to refinance the Colony Plaza note payable. At the same time, management has been working with Wal-Mart on the logistics of a possible expansion of its store at Colony Plaza. During fiscal 1995, management learned that the cost of completing construction for the expansion was more than Wal-Mart had originally budgeted. Concerns over these estimated construction costs resulted in delays in the decision to proceed with the original expansion concept, which involved an increase in the size of the Wal-Mart store from its current 82,000 square feet to 120,000 square feet. Management has been working with Wal-Mart to review various alternatives to the original expansion plan, including the possibility of an expansion of the current store to a "superstore" configuration. Over the past several years, Wal-Mart has significantly changed its prototype store concept, requiring larger stores with additional expansion space to accommodate increasing per store sales volume. More recently, Wal-Mart has begun building "superstores", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broader trend among many retailers to maximize selling areas and reduce costs by constructing superstores or by emphasizing larger properties and closing smaller, more marginal stores. During the quarter ended June 30, 1995, management was informed that Wal-Mart intends to construct one of its supercenter stores at another identified site in the Augusta market and to vacate Colony Plaza upon the completion of construction. In the event that Wal-Mart proceeds with such plans, the construction of a new superstore is not likely to be completed until sometime in calendar 1997. In the event Wal-Mart does vacate the center, it would remain obligated to pay rent and its share of operating expenses through the term of its lease, which expires in March 2009. However, the loss of the center's principal anchor tenant would likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant was obtained. Since the loan-to-value ratio of the debt to be refinanced on Colony Plaza is relatively high, the status of the Wal-Mart anchor store at the center could be critical to the refinancing efforts. Nonetheless, the Partnership is moving forward with its refinancing efforts in an attempt to take advantage of the favorable current interest rate environment. Management remains cautiously optimistic that the recent strong operating performance of the center and the favorable local market characteristics will enable the Partnership to refinance the zero coupon loan obligation despite the uncertainty regarding Wal-Mart's future tenancy at Colony Plaza.

   As discussed further in the Annual Report, the Partnership has been in negotiations with the existing lender on the zero coupon loan secured by One Paragon Place regarding conversion of this note to a conventional current-pay loan and is also seeking possible replacement financing. Either the Partnership's modification proposal to the existing lender or any refinancing transaction would require a paydown of approximately $1.3 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown as a result of the Willow Grove refinancing transaction described above. The zero coupon loan secured by the One Paragon Place Office Building, in the initial principal amount of $5,000,000, had an outstanding balance as of June 30, 1995 of approximately $10,034,000 and is scheduled to mature in November of 1995, at which time approximately $10,386,000 would be due. Management expects to close on a loan modification or refinancing transaction by the end of the second quarter of fiscal 1996. One Paragon Place was 90% occupied at June 30, 1995. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of the absence of significant new construction. As part of an ongoing maintenance program, the property's management team completed a number of capital improvements including recarpeting several floors during fiscal 1995. Over the next year, management expects to spend approximately $82,000 to continue capital improvements as well as to pay for certain possible tenant improvements and leasing commissions on the small remaining vacant space. In addition, in the current quarter one of the property's major tenants negotiated a buyout of its lease obligation with respect to approximately one-half of its current space of approximately 53,000 square feet. Under the terms of the buyout agreement, the tenant will pay a current market rental rate on its remaining 27,000 square feet through the remainder of its lease term, which runs through July 1998. In addition, the tenant agreed to continue to pay rent through May 1995 on the 26,000 square feet of vacated space and will pay a lump sum of $500,000 to the joint venture, which should be sufficient to cover the expected costs of re-leasing the space. Since annual market rental rates are presently above this tenant's former lease rate by approximately $2 per square foot, overall cash flow from the property will increase once replacement tenants are secured. More than one-half of this space has already been re-leased at these higher market rates. Management expects to be able to re-lease the remaining space quickly given the property's favorable competitive position in this strengthening market.

   The DeVargas Mall experienced a positive trend in occupancy beginning in the second half of fiscal 1995 and was 90% leased as of June 30, 1995 after dropping to a low of 84% as of September 1994. However, a tenant occupying approximately 16,000 square feet plans to vacate the Mall in early fiscal 1996. During the current year the DeVargas joint venture has budgeted approximately $777,000 for capital items primarily related to tenant improvements and leasing costs which might be required if the venture is successful in obtaining tenants to lease the majority of the available space at the Mall. There are two significant lease proposals currently pending with regard to the available space, one for 30,000 square feet and another for 20,000 square feet, which, if successfully executed, would accomplish management's leasing objectives and effectively bring the Mall to full occupancy. Over the past 2 years, management has been successful in altering the tenant roster at the Mall to obtain a more complementary mix of retailers. Funding of the required tenant improvements would likely be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. To date, the co-venturer has provided financing in the amount of approximately $3 million to fund prior expansion and leasing costs. The venture pays interest on such advances at the rate of prime plus 1% per annum. At June 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,228,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses related to the Partnership's zero coupon loans and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1995

   The Partnership reported a net loss of $82,000 for the three months ended June 30, 1995, as compared to a net loss of $175,000 for the prior year. The decline in net loss resulted from a decrease in the Partnership's operating loss of $131,000, which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $38,000. Beginning with the quarter ended June 30, 1995, the results of operations of the Willow Grove joint venture have been presented on a consolidated basis as a result of the Partnership buying out the co-venture partner's interest in the joint venture, as described above. Therefore, the operating loss for the three months ended June 30, 1995 is not directly comparable to the three months ended June 30, 1994. The increase in rental revenues of $238,000 is primarily due to the addition of Willow Grove revenues totalling $212.000. Similarly, the increases in property operating expenses, real estate taxes and depreciation expense are a direct result of the consolidation of the Willow Grove joint venture in the current quarter. An increase in interest income of $47,000 and a decrease in interest expense of $20,000 also contributed to the decline in operating loss for the current three-month period.

   The Partnership's share of unconsolidated venture's income decreased due in part to the Willow Grove joint venture being presented on a consolidated basis. A decrease in the Partnership's share of income from the One Paragon Office joint venture also contributed to this unfavorable change. Depreciation expense at One Paragon Place increased by approximately $67,000 as a result of the significant property and tenant improvements that have taken place over the past several years. The decrease in the Partnership's share of income from One Paragon Place was offset by an increase in income from the DeVargas joint venture due to an increase in rental revenues of $100,000. Rental revenues at DeVargas increased due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements resulting from the improvement in occupancy referred to above.





                                    PART II
                               OTHER INFORMATION

Item 1. Legal Proceedings


    As discussed in the Partnership's annual report on Form 10-K for the year ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.
Refer to the description of the claims in the prior quarterly report for further information. The General Partners continue to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.       NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:            NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

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


                              PAINEWEBBER EQUITY PARTNERS THREE
                                    LIMITED PARTNERSHIP



                              By:  Third Equity Partners, Inc.
                                  Managing General Partner




                              By:/s/ Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer

Dated:  August 11, 1995