Form 10-Q
period 1995-09-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1995-11-14
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                            FORM 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

         PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                     September 30, 1995 and March 31, 1995
                                  (Unaudited)
                                 (In Thousands)

                                     ASSETS
                                                      September 30   March 31

Operating investment properties, at cost:
   Land                                            $    4,195     $    3,720
   Buildings and improvements                          14,173          9,446
                                                       18,368         13,166
   Less accumulated depreciation                       (3,179)        (1,811)
                                                       15,189         11,355

Investments in unconsolidated joint
 ventures, at equity                                   24,016         24,930
Cash and cash equivalents                               4,668          3,824
Accounts receivables, net                                 424             64
Accounts receivable - affiliates                            7              7
Prepaid expenses                                            8              7
Deferred expenses, net                                    338            146
                                                     $ 44,650        $40,333

                       LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest                   $ 21,187        $16,707
Accounts payable and accrued expenses                      80             38
Tenant security deposits                                   13              9
Advances from consolidated ventures                       310            158
Total partners' capital                                23,060         23,421
                                                     $ 44,650        $40,333

















                            See accompanying notes.




             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
              For the six months ended September 30, 1995 and 1994
                                  (Unaudited)
                                 (In Thousands)

                                                  General          Limited
                                                  Partner          Partners

Balance at March 31, 1994                           $(181)        $26,213
Cash distributions                                    (13)         (1,262)
Net loss                                               (4)           (350)
BALANCE AT SEPTEMBER 30, 1994                       $(198)        $24,601

Balance at March 31, 1995                           $(208)        $23,629
Cash distributions                                     (5)           (505)
Net income                                              2             147
BALANCE AT SEPTEMBER 30, 1995                       $(211)        $23,271





                            See accompanying notes.


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and six months ended September 30, 1995 and 1994
                                  (Unaudited)
                      (In Thousands, except per Unit data)

                                  Three Months Ended      Six Months Ended
                                    September 30,             September 30,
                                   1995         1994      1995          1994

REVENUES:
  Rental income and expense
    reimbursements                $ 536     $ 344       $ 1,087        $ 659
  Interest income                    68        19           131           35
                                    604       363         1,218          694

EXPENSES:
  Interest expense                  451       467           904          918
  Property operating expenses       202        26           334           57
  Real estate taxes                  38        17            77           35
  General and administrative
   expenses                          92        88           167          157
  Depreciation and amortization     149       109           282          219
                                    932       707         1,764        1,386
Operating loss                     (328)     (344)         (546)        (692)

Partnership's share of
  unconsolidated
  ventures' income                  559       165           694          338

Net income (loss)                 $ 231    $ (179)       $  148       $ (354)

Net income (loss) per
  Limited Partnership Unit        $4.53     $(3.50)      $ 2.90      $ (6.94)

Cash distributions per
  Limited Partnership Unit        $5.00     $12.50       $10.00         $25.00


The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.


                            See accompanying notes.


             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ended September 30, 1995 and 1994
                Increase (decrease) in cash and cash equivalents
                                  (Unaudited)
                                 (In Thousands)

                                                      1995             1994
Cash flows from operating activities:
   Net income (loss)                                 $   148        $   (354)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating
     activities:
    Interest expense on zero coupon loans                888             918
   Partnership's share of unconsolidated
    ventures' income                                    (694)           (338)
    Depreciation and amortization                        282             219
    Amortization of deferred financing costs              16              (4)
    Changes in assets and liabilities:
      Accrued interest and other receivables               -              18
      Accounts receivable                               (360)              -
      Accounts receivable - affiliates                     -             (13)
      Prepaid expenses                                    (1)              7
      Accounts payable and accrued expenses               42              18
      Tenant security deposits                             4               -
      Advances from consolidated ventures                152            (116)
         Total adjustments                               329             709
         Net cash provided by operating
          activities                                     477             355

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures    1,307           1,240
   Additional investments in unconsolidated
     joint ventures                                     (224)            (76)
   Additions to operating investment properties          (14)             (4)
         Net cash provided by
          investing activities                         1,069           1,160

Cash flows from financing activities:
   Cash distributions to partners                       (510)         (1,274)
   Deferred loan costs                                  (192)              -
         Net cash used for financing
          activities                                    (702)         (1,274)

Net increase in cash and cash equivalents                844             241

Cash and cash equivalents, beginning of period         3,824           1,501

Cash and cash equivalents, end of period            $  4,668         $ 1,742






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

2. Related Party Transactions

  Included in general and administrative expenses for both of the six-month periods ended September 30, 1995 and 1994 is $50,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

  Also included in general and administrative expenses for the six months ended September 30, 1995 and 1994 is $6,000 and $2,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3. Investments in Unconsolidated Joint Venture Partnerships

 At September 30, 1995, the Partnership has investments in two unconsolidated joint venture partnerships (three at March 31, 1995) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

 In January 1995, the Partnership acquired 99% of the co-venturer's interest in the Willow Grove joint venture in return for a cash payment of approximately $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership has acquired control over the operations of the joint venture. Accordingly, this joint venture has been presented on a consolidated basis in the Partnership's financial statements as of and for the six months ended September 30, 1995 (see Note 4). Prior to April 1, 1995, the venture had been accounted for on the equity method, as discussed above.

 Summarized operations of the unconsolidated joint ventures for the periods indicated are as follows (in thousands):

                    CONDENSED COMBINED SUMMARY OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                     Three Months Ended      Six Months Ended
                                        June 30,                 June 30,
                                   1995       1994        1995          1994

REVENUES:
   Rental revenues and
      expense recoveries       $  1,617   $   1,276     $ 2,742      $ 2,517
   Interest and other income          3           2           5            3
                                  1,620       1,278       2,747        2,520
EXPENSES:
   Property operating expenses      440         451         810          938
   Real estate taxes                 52          70         101          141
   Interest expense                  74          48         145           85
   Depreciation and
    amortization                    463         516         925          966
                                  1,029       1,085       1,981        2,130
NET INCOME                   $      591   $     193    $    766      $   390

Net income
   Partnership's share of
     combined income         $      565   $     170    $    704     $    348
   Co-venturers' share of

     combined income                 26          23          62           42
                             $      591   $     193    $    766     $    390


              RECONCILIATION OF PARTNERSHIP'S SHARE OF OPERATIONS
           For the three and six months ended June 30, 1995 and 1994
                                 (in thousands)

                                       Three Months Ended    Six Months Ended
                                            June 30,               June 30,
                                        1995      1994       1995       1994

    Partnership's share of
      operations,
      as shown above                    $ 565    $ 170       $ 704     $ 348
    Amortization of excess basis           (5)      (5)        (10)      (10)
    Partnership's share of
      unconsolidated ventures'
      income                            $ 560    $ 165       $ 694     $ 338


4.  Operating Investment Property

   At September 30, 1995, the Partnership has investments in two consolidated joint venture partnerships (one at March 31,1995) which own operating investment properties. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

  As discussed in the Partnership's Annual Report, the Partnership owns a controlling interest in the Colony Plaza General Partnership, which was formed to acquire and operate the Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center, which consists of approximately 217,000 square feet of leasable retail space, was acquired by the joint venture on January 18, 1990.

  On January 27, 1995, the Partnership purchased 99% of its co-venture partner's interest in the Willow Grove joint venture for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership has assumed full control over the affairs of the joint venture. Due to the Partnership's policy of reporting the operations of the joint ventures on a three-month lag, the assets, liabilities, results of operations and cash flows of the joint venture are presented on a consolidated basis in the financial statements of the Partnership beginning in fiscal 1996.

  The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and six months ended June 30, 1995 and 1994 (in thousands):


                                       Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                        1995      1994       1995       1994

      Common area maintenance         $  36   $     13     $    62   $    21
      Utilities                          18          3          36         6
      Management fees                    21          9          42        20
      Administrative and other          127          1         194        10
                                     $  202     $   26       $ 334    $   57


5.Notes payable

   Notes payable and accrued interest on the books of the Partnership at September 30, 1995 and March 31, 1995 consist of the following (in thousands):

                                                 September 30    March 31

10.72% nonrecourse loan payable to an
insurance company, which is secured by the
One Paragon Place operating investment
property.  All interest and principal is due
at maturity, on November 23, 1995.  Interest
is compounded semi-annually.  Accrued
interest at September 30, 1995 and  March 31,
1995 amounted to $5,298 and $4,774,
respectively.  See discussion below.             $ 10,298        $ 9,774

10.5% nonrecourse loan payable to a finance
company, which is secured by the Colony Plaza
operating investment property.  All interest
and principal is due at maturity, on December
29, 1996.  Interest is compounded semi-
annually.  Accrued interest at September 30,
1995 and March 31, 1995 amounted to $3,247
and $2,883, respectively.                           7,297          6,933

9.59% nonrecourse mortgage note payable to a
financial institution secured by the Willow
Grove operating investment property.  The
note, issued to the Willow Grove joint
venture, requires monthly principal and
interest payments of $32 from April 1995
through maturity in March 2002.                     3,593              -
                                                  $21,188        $16,707

   The Partnership is in the process of finalizing a new loan agreement to refinance the note secured by One Paragon Place. The proposed refinancing transaction will require a paydown of approximately $1.3 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown and expects to close this refinancing transaction prior to the scheduled maturity date of the current loan.

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



             PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   As discussed further in the Annual Report, management continues negotiations to complete the refinancing of the Partnership's zero coupon loans, which were originally incurred to finance the Partnership's public offering costs. These plans are aimed at preventing the further accumulation of accrued interest by replacing the outstanding obligations with conventional financing which would require the payment of interest and principal on a current basis. As a result of this expected additional debt service, there will be a reduction in current cash flows from the properties to the Partnership. In addition, there is an ongoing need to use a portion of the earnings from the operating properties to fund planned capital work at the Partnership's three commercial properties.
This work includes capital enhancements, tenant improvements and leasing commissions at each of these properties. As previously reported, the reduction in cash flows from the properties, combined with the aforementioned capital needs, resulted in the reduction of the quarterly distribution rate from 5% per annum to 2% beginning with the payment made on November 15, 1994 for the quarter ended September 30, 1994. Distributions are expected to continue to be paid at a rate of 2% throughout fiscal 1996, unless actual results of operations, economic conditions or other factors differ substantially from the assumptions used in projecting the planned distribution rate.

   During the fourth quarter of fiscal 1995, the Partnership closed on the first of the three required refinancing transactions involving the zero coupon loans. In March 1995, the zero coupon loan secured by the Willow Grove Apartments, which had an outstanding balance of $2,473,000, was repaid in full from the proceeds of a new $3,600,000 loan to the Willow Grove joint venture. The new mortgage loan is secured by the Willow Grove Apartments, bears interest at a rate of 9.59% and requires monthly principal and interest payments of approximately $32,000 through maturity, in March 2002. Excess refinancing proceeds of approximately $1,050,000 were distributed to the Partnership and were added to the balance of cash reserves. In order to facilitate this refinancing transaction, in January 1995 the Partnership paid the Willow Grove co-venturer $233,000 to buy out its joint venture interest. The Willow Grove joint venture agreement restricted the Partnership's ability to refinance the property's zero coupon loan with debt in excess of $2.5 million without the co-venture partner's consent, which it had been unwilling to grant. The Partnership desired to employ the additional borrowing capacity of the Willow Grove asset in order to secure the funds necessary to complete the One Paragon Place refinancing discussed further below. In addition to affording the Partnership the flexibility to proceed with its refinancing plans, the buyout of the co-venturer's interest gives the Partnership complete control over the venture's operations and eventual disposition decisions with respect to the operating investment property. The former co-venture partner has been retained in a property management capacity under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership. The average occupancy of the Willow Grove Apartments for the quarter ended September 30, 1995 was 96% which mirrors the average occupancy levels for competing properties in the area.

   The Partnership is currently in the process of finalizing a new loan agreement to refinance the zero coupon loan secured by One Paragon Place. The proposed refinancing transaction would require a paydown of approximately $1.3 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership has sufficient funds to make such a principal paydown as a result of the Willow Grove refinancing transaction described above. The zero coupon loan secured by the One Paragon Place Office Building, in the initial principal amount of $5,000,000, had an outstanding balance as of September 30, 1995 of approximately $10,298,000 and is scheduled to mature in November of 1995, at which time approximately $10,386,000 will be due. One Paragon Place was 90% occupied at September 30, 1995. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of the absence of significant new construction. In addition, during the quarter ended June 30, 1995, one of the property's major tenants negotiated a buyout of its lease obligation with respect to over one-half of its prior space of approximately 53,000 square feet. Under the terms of the buyout agreement, the tenant will pay a current market rental rate on its remaining 22,000 square feet through the remainder of its lease term, which runs through July 1998. In addition, the tenant agreed to continue to pay rent through May 1995 on the 31,000 square feet of vacated space and paid a lump sum of $500,000 to the joint venture on July 20, 1995, which should be sufficient to cover the expected costs of re-leasing the space. Since annual market rental rates are presently above this tenant's former lease rate by approximately $2 per square foot, overall cash flow from the property will increase once replacement tenants are secured. More than one-half of this space has already been re-leased at these higher market rates. Management expects to be able to re-lease the remaining space quickly given the property's favorable competitive position in this strengthening market.

     At September 30, 1995, the zero coupon loan secured by the Colony Plaza shopping center had an outstanding balance of $7,297,000. The loan is scheduled to mature in December of 1996, at which time approximately $8,290,000 would be due. Management has engaged in discussions with various lenders to refinance the Colony Plaza note payable. At the same time, management had been working with Wal-Mart on the logistics of a possible expansion of its store at Colony Plaza. During fiscal 1995, management learned that the cost of completing construction for the expansion was more than Wal-Mart had originally budgeted. Concerns over these estimated construction costs resulted in delays in the decision to proceed with the original expansion concept, which involved an increase in the size of the Wal-Mart store from its current 82,000 square feet to 120,000 square feet. Over the past several years, Wal-Mart has significantly changed its prototype store concept, requiring larger stores with additional expansion space to accommodate increasing per store sales volume. More recently, Wal-Mart has begun building "superstores", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broader trend among many retailers to maximize selling areas and reduce costs by constructing superstores or by emphasizing larger properties and closing smaller, more marginal stores. During the quarter ended June 30, 1995, management was informed that Wal-Mart intends to construct one of its supercenter stores at another identified site in the Augusta market and to vacate Colony Plaza upon the completion of construction. The construction of a new superstore is not likely to be completed until sometime in calendar 1997. Although Wal-Mart will remain obligated to pay rent and its share of operating expenses through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant would likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. Management intends to actively work to locate a replacement tenant or tenants for the Wal-Mart space and will continue to evaluate its refinancing alternatives.

   The DeVargas Mall experienced a positive trend in occupancy beginning in the second half of fiscal 1995 and was 90% leased as of September 30, 1995 after dropping to a low of 84% as of September 1994. During the current year, the DeVargas joint venture has budgeted approximately $777,000 for capital items primarily related to tenant improvements and leasing costs which might be required if the venture is successful in obtaining tenants to lease the majority of the available space at the Mall. There are three significant lease proposals currently pending with regard to space which is currently available and space that will become available over the next year; one for 27,000 square feet, one for 20,000 square feet and another which is in the 10,000 square foot range. These leases, if successfully executed, would accomplish management's leasing objectives and effectively bring the Mall to full occupancy. Over the past 2 years, management has been successful in altering the tenant roster at the Mall to obtain a more complementary mix of retailers. Funding of the required tenant improvements would likely be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. To date, the co-venturer has provided financing in the amount of approximately $3 million to fund prior expansion and leasing costs. The venture pays interest on such advances at the rate of prime plus 1% per annum.

   At September 30, 1995, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,668,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses related to the Partnership's zero coupon loans and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements.

RESULTS OF OPERATIONS
Three Months Ended September 30, 1995

   The Partnership reported net income of $231,000 for the three months ended September 30, 1995, as compared to a net loss of $179,000 for the same period in the prior year. The improvement in net operating results for the second quarter of fiscal 1996 resulted from a decrease in the Partnership's operating loss of $16,000 and an increase in the Partnership's share of unconsolidated ventures' income of $394,000. Beginning in fiscal 1996, the results of operations of the Willow Grove joint venture have been presented on a consolidated basis as a result of the Partnership buying out the co-venture partner's interest in the joint venture, as described above. Therefore, the operating loss for the three months ended September 30, 1995 is not directly comparable to the three months ended September 30, 1994. The increase in rental revenues of $192,000 is primarily due to the addition of Willow Grove revenues totalling $214,000. Similarly, the increases in property operating expenses, real estate taxes and depreciation expense are a direct result of the consolidation of the Willow Grove joint venture. An increase in interest income of $49,000 and a decrease in interest expense of $16,000 also contributed to the decline in operating loss for the current three-month period.

     The partnership's share of unconsolidated venture's income increased in spite of the fact that the Willow Grove joint venture is presented on a consolidated basis in the current period. The increase in the Partnership's share of income from the joint ventures of $394,000 was a direct result of the receipt of $500,000 by the One Paragon Place joint venture for the lease termination agreement discussed above. The DeVargas joint venture also had an increase in rental revenues of approximately $48,000 for the three months ended September 30,1995. Rental revenues at DeVargas increased due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements resulting from the improvement in average occupancy for the current period.

Six Months Ended September 30, 1995

     The Partnership reported net income of $148,000 for the six months ended September 30, 1995 as compared to a net loss of $354,000 for the same period in the prior year. The improvement in net operating results for the first two quarters of fiscal 1996 resulted from a decrease in the Partnership's operating loss of $146,000 and an increase in the Partnership's share of unconsolidated ventures' income of $ $356,000. As discussed above, due to the consolidation of the Willow Grove joint venture, the operating loss for the six months ended September 30, 1995 is not directly comparable to the six months ended September 30, 1994. The increase in rental revenues of $428,000 is primarily due to the addition of Willow Grove revenues totalling $426,000. Similarly, the increases in property operating expenses, real estate taxes and depreciation expense are a direct result of the consolidation of the Willow Grove joint venture. An increase in interest income of $96,000 and a decrease in interest expense of $14,000 also contributed to the decline in operating loss for the current six-month period.

     The Partnership's share of unconsolidated ventures' income increased in spite of the fact that the Willow Grove joint venture is presented on a consolidated basis in the current period. The increase in the Partnership's share of income from the joint ventures, of $356,000, was a direct result of the receipt of $500,000 by the One Paragon Place joint venture for the lease termination agreement discussed above. The DeVargas joint venture also had an increase in rental revenues of approximately $148,000 for the six months ended September 30, 1995. Rental revenues at DeVargas increased due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements resulting from the improvement in average occupancy for the current period.



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





Dated:  November 13, 1995