Form 10-Q
period 1995-12-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1996-02-14
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-17881


            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)


 Virginia                                              04-2985890
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)



265 Franklin Street, Boston, Massachusetts                              02110
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1995 and March 31, 1995 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                      December 31     March 31

Operating investment properties, at cost:
   Land                                               $  4,195       $  3,720
   Buildings and improvements                           14,180          9,446
                                                      --------       --------
                                                        18,375         13,166
   Less accumulated depreciation                        (3,278)        (1,811)
                                                      --------       --------
                                                        15,097         11,355

Investments in unconsolidated joint
  ventures, at equity                                  15,544          24,930
Cash and cash equivalents                                3,143          3,824
Accounts receivables, net                                   73             64
Accounts receivable - affiliates                             7              7
Prepaid expenses                                            23              7
Deferred expenses, net                                     281            146
                                                      --------       --------
                                                      $ 34,168       $ 40,333
                                                       =======        =======

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest                     $11,068        $16,707
Accounts payable and accrued expenses                      116             38
Tenant security deposits                                    13              9
Advances from consolidated ventures                        279            158
Total partners' capital                                 22,692         23,421
                                                      --------       --------
                                                       $34,168        $40,333
                                                       =======        =======


















                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)


                                                     General        Limited
                                                     Partner        Partners

Balance at March 31, 1994                           $(181)         $26,213
Cash distributions                                    (15)          (1,514)
Net loss                                               (6)            (558)
                                                    ------         -------
Balance at December 31, 1994                        $(202)         $24,141
                                                    =====          =======

Balance at March 31, 1995                           $(208)         $23,629
Cash distributions                                     (7)            (757)
Net income                                              -               35
                                                    -----          -------
Balance at December 31, 1995                        $(215)         $22,907
                                                    =====          =======
































                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
 For the three and nine months ended December 31, 1995 and 1994 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended      Nine Months Ended
                                        December 31,            December 31,
                                    1995        1994       1995         1994
                                    ----        ----       ----         ----

Revenues:
   Rental income and expense
     reimbursements               $ 549      $ 330       $1,636        $  988
   Interest income                   58         28          189            64
                                  -----      -----       ------        ------
                                    607        358        1,825         1,052

Expenses:
   Interest expense                 365        475        1,376         1,394
   Property operating expenses      113         41          340            97
   Real estate taxes                 41         18          117            52
   General and administrative        88        110          255           268
   Depreciation and amortization     104       107          386           326
                                 -------    -------      ------        ------
                                    711        751        2,474         2,137
                                 -------    -------      -------       -------
Operating loss                     (104)      (393)        (649)       (1,085)

Partnership's share of
 unconsolidated
 ventures' income (losses)          (10)       183          684           521
                                 -------     ------    ---------       -------

Net income (loss)                 $(114)    $ (210)   $      35        $ (564)
                                  =====     ======    =========        ======

Net income (loss) per
   Limited Partnership Unit      $(2.23)    $(4.12)      $ 0.69       $(11.06)
                                  ======     ======       ======       =======

Cash distributions per
   Limited Partnership Unit      $ 7.50    $  5.00       $15.00       $ 30.00
                                 ======    =======       ======       =======

   The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.














                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
 For the nine  months  ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1995            1994
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                                 $    35         $   (564)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
    Interest expense on zero coupon loans              1,159            1,394
Partnership's share of unconsolidated
      ventures' income                                  (684)            (521)
    Depreciation and amortization                        386              326
    Amortization of deferred financing costs              23                -
    Changes in assets and liabilities:
      Accounts receivable                                 (9)              10
      Prepaid expenses                                   (16)              (4)
      Deferred expenses                                    -               (6)
      Accounts payable and accrued expenses               78              100
      Tenant security deposits                             4                4
      Advances from consolidated ventures                121             (177)
                                                     -------           ------
        Total adjustments                              1,062            1,126
                                                     -------           ------
        Net cash provided by operating activities      1,097              562

Cash flows from investing activities:
   Distributions from unconsolidated joint ventures    9,818            1,817
   Additional investments in unconsolidated
     joint ventures                                     (279)            (151)
   Additions to operating investment properties          (20)             (4)
                                                     -------           -----
        Net cash provided by investing activities      9,519            1,662

Cash flows from financing activities:
   Cash distributions to partners                       (764)          (1,529)
   Payments of principal and interest on
      notes payable                                  (10,398)               -
   Payment of deferred financing costs                  (135)             (75)
        Net cash used for financing activities       (11,297)          (1,604)
                                                    --------         --------

Net increase (decrease) in cash and cash equivalents    (681)             620

Cash and cash equivalents, beginning of period         3,824            1,501
                                                    --------         --------

Cash and cash equivalents, end of period            $  3,143         $  2,121
                                                    ========         ========

Cash paid during the period for interest            $    179         $      -
                                                    ========         ========






                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

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

2. Related Party Transactions

   Included in general and administrative expenses for the nine-month periods ended December 31, 1995 and 1994 is $21,000 and $17,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended December 31, 1995 and 1994 is $7,000 and $3,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships

  As of December 31, 1995, the Partnership has investments in two unconsolidated joint venture partnerships (three at March 31, 1995) which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

  In January 1995, the Partnership acquired 99% of the co-venturer's interest in the Willow Grove joint venture in return for a cash payment of approximately $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership has acquired control over the operations of the joint venture. Accordingly, this joint venture has been presented on a consolidated basis in the Partnership's financial statements as of and for the nine months ended December 31, 1995 (see Note 4). Prior to April 1, 1995, the venture had been accounted for on the equity method, as discussed above.

  Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                   Condensed Combined Summary of Operations For the three and nine months ended September 30, 1995 and 1994
                                 (in thousands)

                                    Three Months Ended      Nine  Months  Ended
                                     September 30,            September 30,
                                    1995       1994          1995       1994
                                    ----       ----          ----       ----

Revenues:
   Rental revenues and
      expense recoveries         $ 1,058    $ 1,309       $ 3,799     $ 3,826
   Interest and other income           1          1             7           4
                                 -------    -------       -------     -------
                                  1,059       1,310         3,806       3,830
Expenses:
   Property operating expenses      466         485         1,276       1,423
   Real estate taxes                 46          70           147         211
   Interest expense                  74          59           219         144
   Depreciation and amortization    454         486         1,379       1,452
                                 ------     --------     --------    --------
                                  1,040       1,100         3,021       3,230
                                 ------     --------     --------    --------
Net income                       $   19     $    210     $    785    $    600
                                 ======     ========     ========    ========

Net income
   Partnership's share of
     combined income (losses)    $   (5)    $   188      $    699    $    536
   Co-venturers' share of
     combined income (losses)        24          22            86          64
                                 ------     --------     --------    --------
                                 $   19     $   210      $    785    $    600
                                 ======     ========     ========    ========

             Reconciliation  of Partnership's  Share of Operations
 For the three and nine months ended September 30, 1995 and 1994(in thousands)

                                       Three Months Ended    Nine Months Ended
                                           September 30,      September 30,
                                          1995     1994        1995      1994

     Partnership's share of operations,
      as shown above                    $  (5)   $ 188       $ 699      $ 536
     Amortization of excess basis          (5)      (5)        (15)       (15)
                                        -----    -----       -----      -----
     Partnership's share of
      unconsolidated ventures'
      income (losses)                   $ (10)   $ 183       $ 684      $ 521
                                        =====    =====       =====      =====


4.  Operating Investment Properties

    At December 31, 1995, the Partnership has investments in two consolidated joint venture partnerships (one at March 31, 1995) which own operating investment properties. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheet.

   As discussed in the Partnership's Annual Report, the Partnership owns a controlling interest in the Colony Plaza General Partnership, which was formed to acquire and operate the Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center, which consists of approximately
   217,000 square feet of leasable retail space, was acquired by the joint venture on January 18, 1990.

   On January 27, 1995, the Partnership purchased 99% of its co-venture partner's interest in the Willow Grove joint venture for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership has assumed control over the affairs of the joint venture. Due to the Partnership's policy of reporting the operations of the joint ventures on a three-month lag, the assets, liabilities, results of operations and cash flows of the joint venture are presented on a consolidated basis in the financial statements of the Partnership beginning in fiscal 1996.

   The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and nine months ended September 30, 1995 and 1994 (in thousands):

                                        Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1995      1994       1995      1994
                                         ----      ----       ----      ----

      Common area maintenance        $    27     $  10     $    88    $    30
      Utilities                           22         4          59         10
      Management fees                     20        10          62         30
      Administrative and other            44        17         131         27
                                     -------    ------       -----     -------
                                     $   113    $   41       $ 340     $   97
                                     =======    ======       =====     ======

5. Notes payable

    Notes payable and accrued interest on the books of the Partnership at December 31, 1995 and March 31, 1995 consist of the following (in thousands):

                                                  December 31     March 31

10.72%  nonrecourse loan payable to an
insurance  company,  which was secured by
the One Paragon Place operating investment
property.  All interest and principal
was  due  at  maturity,   on  November 23,
1995. Interest  was   compounded
semi-annually. Accrued interest at March
31, 1995 amounted to $4,774.
See discussion of refinancing below.              $     -        $ 9,774

10.5%  nonrecourse  loan payable to a
finance  company,  which is secured by the
Colony Plaza operating investment property.
All interest and principal is due at
maturity,  on December 29, 1996. Interest
is compounded  semi-annually.  Accrued
interest at December 31, 1995 and March
31, 1995 amounted to $3,434
and $2,883, respectively.                           7,484          6,933

9.59% nonrecourse  mortgage note payable
to a financial  institution  secured by
the Willow Grove operating investment
property.  The note, issued to the Willow
Grove joint venture,  requires  monthly
principal and interest  payments of $32
from April 1995 through
maturity in March 2002.                             3,584              -
                                                ---------       --------
                                                  $11,068        $16,707
                                                  =======        =======

    On November 16, 1995, the One Paragon Place loan was refinanced with proceeds of a seven-year $8,750,000 loan from a new lender issued in the name of the unconsolidated Richmond Paragon Partnership. Additional funds required to complete the refinancing transaction were contributed from the Partnership's cash reserves. The new note is secured by a first mortgage on the One Paragon Place Office Building and is recorded on the books of the unconsolidated joint venture. The new loan bears interest at 8% per annum and requires monthly principal and interest payments of $68,000 through maturity, on December 10, 2002. The Partnership has indemnified the Richmond Paragon Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing. The net proceeds for this loan were recorded as a distribution to the Partnership from the unconsolidated joint venture.

6. Contingencies

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

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    As discussed further in the Partnership's Annual Report, management's focus during fiscal 1996 was to complete the refinancing of the Partnership's zero coupon loans, which were originally incurred to finance the Partnership's public offering costs. These plans are aimed at preventing the further accumulation of accrued interest by replacing the outstanding obligations with conventional financing which would require the payment of interest and principal on a current basis. During the fourth quarter of fiscal 1995, the Partnership closed on the first of the three required refinancing transactions involving the zero coupon loans. In March 1995, the zero coupon loan secured by the Willow Grove Apartments, which had an outstanding balance of $2,473,000, was repaid in full from the proceeds of a new $3,600,000 loan to the Willow Grove joint venture. The new mortgage loan is secured by the Willow Grove Apartments, bears interest at a rate of 9.59% and requires monthly principal and interest payments of approximately $32,000 through maturity, in March 2002. Excess refinancing proceeds of approximately $1,050,000 were distributed to the Partnership and were added to the balance of cash reserves. In order to facilitate this refinancing transaction, in January 1995 the Partnership paid the Willow Grove co-venturer $233,000 to buy out its joint venture interest. The Willow Grove joint venture agreement restricted the Partnership's ability to refinance the property's zero coupon loan with debt in excess of $2.5 million without the co-venture partner's consent, which it had been unwilling to grant. The Partnership desired to employ the additional borrowing capacity of the Willow Grove asset in order to secure the funds necessary to complete the One Paragon Place refinancing discussed further below. In addition to affording the Partnership the flexibility to proceed with its refinancing plans, the buyout of the co-venturer's interest gives the Partnership control over the venture's operations and eventual disposition decisions with respect to the operating investment property. The former co-venture partner has been retained in a property management capacity under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership. The average occupancy of the Willow Grove Apartments for the quarter ended December 31, 1995 was 97% which mirrors the average occupancy levels for competing properties in the area.

    During the current quarter, on November 16, 1995 the Partnership finalized a new loan agreement to refinance the zero coupon loan secured by the One Paragon Place Office Building which had a principal balance of $10.4 million at the time of closing. The new loan secured by the One Paragon Place Office Building was issued in the name of the joint venture which owns the property, has an initial principal balance of $8,750,000, an interest rate of 8% and requires monthly principal and interest payments of $68,000. The loan is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy lender loan-to-value ratio requirements. The Partnership had sufficient funds to make such a principal paydown as a result of the Willow Grove refinancing transaction described above. One Paragon Place was 98% occupied at December 31, 1995. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of job and population growth and the absence of significant new construction. Recently, the level of new construction activity has increased somewhat with a number of build-to-suit and speculative buildings in the process of being completed. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorable against both existing and new properties in its submarket. During the quarter ended June 30, 1995, one of the major tenants of the One Paragon Place Office Building negotiated a buyout of its lease obligation with respect to over one-half of its prior space of approximately 53,000 square feet. Under the terms of the buyout agreement, the tenant agreed to pay a current market rental rate on its remaining 22,000 square feet through the remainder of its lease term, which runs through July 1998. In addition, the tenant agreed to continue to pay rent through May 1995 on the 31,000 square feet of vacated space and paid a lump sum of $500,000 to the joint venture on July 20, 1995, which should be sufficient to cover the expected costs of re-leasing the space. During the current quarter, management re-leased 12,500 square feet, representing the balance of the 31,000 square feet vacated during the first quarter, to one national credit tenant. The 12,500 square foot lease signed in the current quarter and the two leases signed last quarter to re-lease the 31,000 square feet, on a combined basis, generate substantially higher effective rents than the prior tenant was required to pay.

      At December 31, 1995, the zero coupon loan secured by the Colony Plaza Shopping Center had an outstanding balance of $7,484,000. The loan is scheduled to mature in December of 1996, at which time approximately $8,290,000 would be due. Management has engaged in discussions with various lenders to refinance the Colony Plaza note payable. At the same time, management had been working with Wal-Mart on the logistics of a possible expansion of its store at Colony Plaza. During fiscal 1995, management learned that the cost of completing construction for the expansion was more than Wal-Mart had originally budgeted. Concerns over these estimated construction costs resulted in delays in the decision to proceed with the original expansion concept, which involved an increase in the size of the Wal-Mart store from its current 82,000 square feet to 120,000 square feet. Over the past several years, Wal-Mart has significantly changed its prototype store concept, requiring larger stores with additional expansion space to accommodate increasing per store sales volume. More recently, Wal-Mart has begun building "supercenters", which contain up to 200,000 square feet and include a grocery store component in addition to a Wal-Mart discount store. This practice reflects a broader trend among many retailers to maximize selling areas and reduce costs by constructing supercenters or by emphasizing larger properties and closing smaller, more marginal stores. During the quarter ended June 30, 1995, management was informed that Wal-Mart intends to construct one of its supercenter stores at another identified site in the Augusta market and to vacate Colony Plaza upon the completion of construction. The construction of a new supercenter is not likely to be completed until sometime in calendar 1997. Although Wal-Mart will remain obligated to pay rent and its share of operating expenses through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant would likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. The property's leasing team has begun to contact potential replacement tenants to initiate discussions regarding the Wal-Mart space at Colony Plaza. Management is also actively working with the existing tenants to attempt to ensure that these tenants will sign renewals when their current leases expire. While the status of the pending Wal-Mart relocation at Colony Plaza will make completing a refinancing transaction more difficult, management continues to pursue its refinancing plans. The Partnership may also pursue discussions with the existing lender regarding possible modification and extension options.

    The DeVargas Mall experienced a positive trend in occupancy beginning in the second half of fiscal 1995 and was 89% leased as of December 31, 1995 after dropping to a low of 84% as of September 1994. During fiscal 1996, a 10,000 square  foot  lease  with a  national  credit  drugstore  tenant  was  executed.
Currently, there are two significant lease proposals pending with regard to space which is currently available and space that will become available over the next year, for 27,000 square feet and 20,000 square feet, respectively. These leases, if successfully executed, would accomplish management's leasing objectives and bring the Mall to full occupancy. Over the past 2 years, management has been successful in altering the tenant roster at the Mall to obtain a more complementary mix of retailers. Funding of the required tenant improvements for any significant new leases would likely be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. To date, the co-venturer has provided financing in the amount of approximately $3 million to fund prior expansion and leasing costs. The venture pays interest on such advances at the rate of prime plus 1% per annum.

    At December 31, 1995, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $3,143,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses related to the Partnership's remaining zero coupon loan and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements.

Results of Operations
Three Months Ended December 31, 1995

    The Partnership reported a net loss of $114,000 for the three months ended December 31, 1995, as compared to a net loss of $210,000 for the same period in the prior year. The improvement in net operating results for the third quarter of fiscal 1996 resulted from a decrease in the Partnership's operating loss of $289,000 which was offset by an unfavorable change in the Partnership's share of unconsolidated ventures' income (losses) of $193,000. Beginning in fiscal 1996, the results of operations of the Willow Grove joint venture have been presented on a consolidated basis as a result of the Partnership buying out the co-venture partner's interest in the joint venture, as described above. Therefore, the operating loss for the three months ended December 31, 1995 is not directly comparable to the three months ended December 31, 1994. The increase in rental revenues of $249,000 is primarily due to the addition of Willow Grove revenues totalling $220,000. Similarly, the increases in property operating expenses, real estate taxes and depreciation expense are a direct result of the consolidation of the Willow Grove joint venture. An increase in interest income of $30,000, a decrease in interest expense of $110,000 and a decline in Partnership general and administrative expenses of $22,000 also contributed to the decline in operating loss for the current three-month period.

      The Partnership's share of unconsolidated venture's income (losses) declined, in part, due to the fact that the Willow Grove joint venture is presented on a consolidated basis in the current period. The decrease in the Partnership's share of income from the joint ventures was also partly a result of a decrease of $70,000 in rental income at the One Paragon Place joint venture due to the temporary decline in occupancy discussed further above. Now that the vacated spaces at One Paragon Place has been re-leased, revenues from this venture should improve in future quarters.

Nine Months Ended December 31, 1995

      The Partnership reported net income of $35,000 for the nine months ended December 31, 1995 as compared to a net loss of $564,000 for the same period in the prior year. The improvement in net operating results for the first three quarters of fiscal 1996 resulted from a decrease in the Partnership's operating loss of $436,000 and an increase in the Partnership's share of unconsolidated ventures' income of $163,000. As discussed above, due to the consolidation of the Willow Grove joint venture, the operating loss for the nine months ended December 31, 1995 is not directly comparable to the prior period. The increase in rental revenues of $773,000 is primarily due to the addition of Willow Grove revenues totalling $645,000. Similarly, the increases in property operating expenses, real estate taxes and depreciation expense are a direct result of the consolidation of the Willow Grove joint venture. An increase in interest income of $122,000 and a decrease in interest expense of $234,000 also contributed to the decline in operating loss for the current nine-month period.

      The Partnership's share of unconsolidated ventures' income increased in spite of the fact that the Willow Grove joint venture is presented on a consolidated basis in the current period. The increase in the Partnership's share of income from the joint ventures was a direct result of the receipt of $500,000 by the One Paragon Place joint venture for the lease termination discussed further above, during the second quarter of fiscal 1996. The DeVargas joint venture also had an increase in rental revenues of approximately $181,000 for the nine months ended December 31, 1995. Rental revenues at DeVargas increased due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements resulting from the improvement in average occupancy for the current nine-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings
      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in PaineWebber Equity Partners Three Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Third Equity Partners, Inc., PA1988 and their affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

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



Dated:  February 13, 1996