Form 10-K405
period 1996-03-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1996-07-01
CIK 814460

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: MARCH 31, 1996
                                            OR

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

                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                     (Title of class)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                    Form 10-K Reference
Prospectus of registrant dated                                  Part IV
January 4, 1988, as supplemented

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                1996 FORM 10-K

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
                 Reports on Form 8-K                                   IV-1

Signatures
IV-2

Index to Exhibits
IV-3

Financial Statements and Supplementary Data                        F-1 to F-48

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

    As of March 31, 1996, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

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


Portland Pacific Associates
 Two                          thirteen        9/20/88     Fee ownership of land
Willow Grove Apartments       one-, two-                  and improvements
Beaverton, Oregon             and three-                 (through joint venture)
                              story
                              apartment
                              buildings
                              on 6.2 acres
                              with 119 units


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

(1) See Notes to the Financial Statements filed with this Annual Report for descriptions of the agreements through which the Partnership has acquired these operating investment properties.

    The Partnership's investment objectives are to invest the proceeds raised from the offering of limited partnership units in a diversified portfolio of income-producing properties in order to:

   (i)  preserve and protect the Limited Partners' capital,
   (ii) provide the Limited Partners with quarterly cash distributions, a portion of which will be sheltered from current federal income tax liability, and
   (iii)achieve long-term capital appreciation in the value of the Partnership's investment properties.

    Through March 31, 1996, the Limited Partners have received cumulative cash distributions of approximately $21,219,000. Quarterly distributions were paid at the rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991. The distributions were reduced to 5% per annum effective for the quarter ended December 31, 1991 and were paid at that rate through the quarter ended June 30, 1994. Starting July 1, 1994, cash distributions have been paid at a rate of 2% per annum on invested capital. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all four of its original investment properties.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. The Partnership's portfolio of real estate investments consists of two retail shopping centers, one commercial office building and one multi-family apartment complex. While market values for commercial office buildings have generally stabilized over the past two years, such values continue to be depressed due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. The market for multi-family residential properties in most markets throughout the country continued its trend of gradual improvement during fiscal 1996, as the ongoing absence of significant new construction activity further improved upon the supply and demand characteristics facing existing properties. Management's plans are presently to hold the majority of the investment properties for long-term investment purposes and to direct the management of the operations of the properties to maximize their long-term values.

    All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period. The Partnership's shopping centers and office building investments also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

    The managing general partner of the Partnership is Third Equity Partners, Inc. (the "Managing General Partner"), a wholly owned subsidiary of PWI. The associate general partners of the Partnership (the "Associate General Partners") are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber and Properties Associates 1988 L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PWPI. The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner.

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

    Occupancy figures for each fiscal quarter during 1996, along with an average for the year, are presented below for each property:

                                          Percent Occupied At
                                ---------------------------------------------
                                                                        Fiscal
                                                                        1996
                                 6/30/95     9/30/95  12/31/95  3/31/96 Average
                                 -------    --------  --------  ------  -------

DeVargas Mall                     90%         90%       89%       89%      90%

Willow Grove Apartments           95%         96%       97%       95%      96%

One Paragon Place                 90%         90%       98%       98%      94%

Colony Plaza Shopping Center      97%         98%       98%       98%      98%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Equity Partners Three Limited Partnership, PaineWebber, Third Equity Partners, Inc. and PA1988
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Equity Partners Three Limited Partnership., also allege that following the sale of the partnership interests, PaineWebber, Third Equity Partners, Inc. and PA1988 misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber, Third Equity Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO.

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

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

     In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                   PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1996, there were 3,644 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners during fiscal 1996.

Item 6. Selected Financial Data

       PaineWebber Equity Partners Three Limited Partnership For the years ended March 31, 1996, 1995, 1994, 1993 and 1992
                     (in thousands except for per Unit data)

                                           Years ended March 31,

                              1996       1995       1994       1993     1992
                              ----       ----       ----       ----     ----

Revenues                   $  2,478   $ 1,450     $ 1,273   $ 1,309  $  1,362

Operating loss             $   (654)  $(1,420)    $(1,378)  $(1,284) $ (1,085)

Partnership's share of
 unconsolidated ventures'
 income                    $   581    $   593     $   222   $   658  $  1,241

Net income (loss)          $   (73)   $  (827)    $(1,156)  $  (626) $    156

Net income (loss) per
 Limited Partnership Unit  $ (1.42)   $ (16.21)   $(22.66)  $(12.27) $   3.05

Cash distributions per
 Limited Partnership Unit  $  20.00   $  35.00    $  50.00  $ 50.00  $  72.50

Total assets               $ 33,885   $ 40,333    $ 43,667  $ 45,673 $ 47,231

Notes payable and
 accrued interest          $ 11,255   $ 16,707    $ 17,304  $ 15,604 $ 14,024

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

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

Liquidity and Capital Resources

    The Partnership offered Units of Limited Partnership Interests to the public from January 1988 to September 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. The offering raised gross proceeds of approximately $50,468,000. The Partnership also received $10,500,000 from the proceeds of zero coupon loans, as discussed further below and in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves. The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1996, the Partnership retained its ownership interest in all four of these properties, which consist of two retail shopping centers, one office building, and one multi-family apartment complex.

    During fiscal 1996, management continued its efforts to refinance the Partnership's zero coupon loans, which were originally incurred to finance the Partnership's public offering costs, in order to prevent the further accumulation of accrued interest by replacing the zero coupon obligations with conventional financing which requires the payment of interest and principal on a current basis. As previously reported, during the fourth quarter of fiscal 1995 the Partnership closed on the first of the three required refinancing transactions involving the zero coupon loans. In March 1995, the zero coupon loan secured by the Willow Grove Apartments, which had an outstanding balance of $2,473,000, was repaid in full from the proceeds of a new $3,600,000 loan to the Willow Grove joint venture. The new mortgage loan is secured by the Willow Grove Apartments, bears interest at a rate of 9.59% and requires monthly principal and interest payments of approximately $32,000 through maturity, in March 2002. Excess refinancing proceeds of approximately $1,050,000 were distributed to the Partnership and were added to the balance of cash reserves. In order to facilitate this refinancing transaction, in January 1995 the Partnership paid the Willow Grove co-venturer $233,000 to buy-out its joint venture interest. The Willow Grove joint venture agreement restricted the Partnership's ability to refinance the property's zero coupon loan with debt in excess of $2.5 million without the co-venture partner's consent, which it had been unwilling to grant. The Partnership desired to employ the additional borrowing capacity of the Willow Grove asset in order to secure the funds necessary to complete the One Paragon Place refinancing discussed further below. In addition to affording the Partnership the flexibility to proceed with its refinancing plans, the buyout of the co-venturer's interest gives the Partnership control over the venture's operations and eventual disposition decisions with respect to the operating investment property. The former co-venture partner has been retained in a property management capacity under a contract which is cancellable for any reason upon 30 days' written notice from the Partnership.

    On November 16, 1995, the Partnership finalized a new loan agreement to refinance the zero coupon loan secured by the One Paragon Place Office Building which had a principal balance of $10.4 million at the time of the refinancing. The new loan secured by the One Paragon Place Office Building was issued in the name of the joint venture which owns the property, had an initial principal balance of $8,750,000, bears interest at a rate of 8% per annum and requires monthly principal and interest payments of $68,000. The loan, which is recorded on the books of the unconsolidated joint venture, is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy the lender's loan-to-value ratio requirements. The Partnership had sufficient funds to make such a principal paydown as a result of the Willow Grove refinancing transaction described above. One Paragon Place was 98% occupied at March 31, 1996. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of steady job and population growth and the absence of significant new construction. Recently, the level of new construction activity has increased somewhat with a number of build-to-suit and speculative buildings in the process of being completed. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorably against both existing and new properties in its submarket. During the quarter ended June 30, 1995, one of the major tenants of the One Paragon Place Office Building negotiated a buyout of its lease obligation with respect to over one-half of its prior space of approximately 53,000 square feet, which represented 36% of the building's leasable area. Under the terms of the buyout agreement, the tenant agreed to pay a current market rental rate on its remaining 22,000 square feet through the remainder of its lease term, which runs through July 1998. In addition, the tenant agreed to pay rent through May 1995 on the 31,000 square feet of vacated space and paid a lump sum of $500,000 to the joint venture on July 20, 1995, which has been used to cover the costs of re-leasing the space to three new tenants under lease agreements signed during the second and third quarters of fiscal 1996. As a result of the strengthening market conditions discussed above, on a combined basis the three new leases generate substantially higher effective rents than the prior tenant was required to pay.

      At March 31, 1996, the zero coupon loan secured by the Colony Plaza shopping center had an outstanding balance of $7,680,000. The loan is scheduled to mature in December of 1996, at which time approximately $8,290,000 would be due. As previously reported, in the first quarter of fiscal 1996 the Partnership learned that Wal-Mart had made plans to build a "Supercenter" store at a new location in the Augusta market and to vacate its 82,000 square foot store at Colony Plaza upon the completion of construction. Wal-Mart recently announced that they will close their Colony Plaza store in July 1996. When Wal-Mart does vacate the center, it will remain obligated to pay rent and its share of operating expenses through the term of its lease, which expires in March 2009. However, the loss of the center's principal anchor tenant will likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. Subsequent to year-end, the Partnership hired new property management and leasing agents to oversee this period of restabilization for the Colony Plaza property. The property's new leasing team has begun to contact potential replacement tenants to initiate discussions regarding the Wal-Mart space at Colony Plaza. Funds for any anchor tenant leasing activity and a possible repositioning of the shopping center which might be part of any re-tenanting strategy would, for the most part, be expected to come from a negotiated buyout by Wal-Mart of its remaining lease obligation. The new property management team is also actively working with the existing tenants to attempt to ensure that these tenants will sign renewals when their current leases expire. While the status of the pending Wal-Mart relocation at Colony Plaza will make completing a refinancing transaction more difficult, management continues to pursue its refinancing plans. Management is currently investigating possible alternative financing sources to repay the outstanding debt obligation. The Partnership also intends to pursue discussions with the existing lender regarding possible modification and extension options.

    The DeVargas Mall had an average occupancy level of 90% for fiscal 1996, an increase from an average occupancy level of 86% for fiscal 1995. During the fourth quarter of fiscal 1996, management signed a lease with a national department store retailer which will occupy 27,910 square feet at DeVargas, or approximately 11% of the property's leasable area. To accommodate this new anchor tenant, leases with two tenants totalling 7,007 square feet were terminated and two additional tenants totalling 12,388 square feet were relocated and downsized to spaces totalling 5,741 square feet. Currently, there are two lease proposals pending with regard to space which is currently available  and  space  that  will  become  available  over  the next  year,  for approximately 20,000 square feet and 10,000 square feet, respectively. These leases, if successfully executed, would accomplish management's leasing objectives and bring the Mall to full occupancy. Over the past 2 years, management has been successful in altering the tenant roster at the Mall to obtain a more complementary mix of retailers. Funding of the required tenant improvements for the 27,910 square foot lease referred to above and for any significant new leases will be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. To date, the co-venturer has provided financing in the amount of approximately $3 million to fund prior expansion and leasing costs. The venture currently pays interest on such advances at the rate of prime plus 1% per annum.

      The Partnership has no current plans to market any of its operating investment properties for sale. While the estimated market value of the One Paragon Place Office Building has stabilized over the past two years, it remains significantly below the acquisition price paid by the Partnership due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. While the local market conditions in Richmond are strengthening, as discussed further above, it remains to be seen whether office building values will fully recover to their levels of the late 1980's within the Partnership's remaining holding period. In addition, at the present time real estate values for retail shopping centers in certain markets have begun to be affected by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of the current leasing status of the Partnership's two retail properties, as discussed further above, management believes that the values of both properties might be significantly enhanced in the near term if the Partnership is successful in stabilizing the respective tenant rosters. With respect to the Partnership's apartment property, while the market for sales of multi-family properties in most markets has been strong over the past two years, the Willow Grove property is the Partnership's smallest investment, at 10% of the original investment portfolio, and it generates a stable cash flow which contributes to the payment of the Partnership's operating costs and operating cash flow distributions. As a result, the Partnership will most likely delay any active sales efforts for Willow Grove until conditions become more favorable for potential dispositions of the three commercial properties. Management's hold versus sell decisions will continue to be based on an assessment of the best expected overall returns to the Limited Partners.

    During fiscal 1996, the Partnership received distributions from operating cash flow totalling approximately $3,231,000 from its four investment properties (including approximately $1,262,000 from the consolidated joint ventures). These property distributions represent the primary source of future liquidity for the Partnership prior to the sales or refinancings of its operating investment properties. The Partnership's sources of liquidity are expected to be sufficient to meet its needs on both a short-term and long-term basis. At March 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,439,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses related to the Partnership's remaining zero coupon loan and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements.

Results of Operations
1996 Compared to 1995

     The Partnership reported a net loss of $73,000 for the year ended March 31, 1996, as compared to a net loss of $827,000 for fiscal 1995. This decrease in the Partnership's net loss is attributable to a decrease in the Partnership's operating loss of $766,000, which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $12,000. The Partnership's operating results in fiscal 1996 include the consolidated results of the Willow Grove joint venture. As discussed further above, the Partnership assumed control over the affairs of the joint venture which owns the Willow Grove property as a result of the purchase of 99% of the co-venture partner's interest and the assignment of its remaining interest to Third Equity Partners, Inc., the Managing General Partner of the Partnership. As a result, the fiscal 1996 financial statements reflect the presentation of the Willow Grove joint venture on a consolidated basis, whereas the fiscal 1995 financial statements reflect the Partnership's investment in Willow Grove under the equity method of accounting.

    The Partnership's share of unconsolidated ventures' income decreased due to this change in the basis of presentation of the operating results of the Willow Grove joint venture in the current year. The Partnership's share of unconsolidated ventures' income in the prior year includes $286,000 attributable to the Willow Grove joint venture. The Partnership's share of unconsolidated ventures' income excluding Willow Grove increased by $274,000 in the current year mainly due to increases in revenues at both DeVargas Mall and the One Paragon Place Office Building which were partially offset by an increase in interest expense. DeVargas Mall's revenues increased, in spite of an occupancy level which averaged 90% for both calendar 1995 and 1994, due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements. One Paragon Place revenues increased as a direct result of the receipt of $500,000 for the lease termination from one of it's major tenants during the year, as discussed further above. Rental income from One Paragon Place, excluding the lease termination fee, decreased slightly due to a decline in average occupancy which reflects the temporary vacancy caused by the downsizing of this major tenant which occurred in the second quarter of calendar 1995. Occupancy at One Paragon Place averaged 94% for calendar 1995 as compared to 98% for calendar 1994. However, as noted above, by the end of fiscal 1996 the vacant space had been re-leased bringing the occupancy back up to 98%. Interest expense recognized by the unconsolidated joint ventures increased by $179,000 for calendar 1995, primarily due to the new loan obtained by the One Paragon Place joint venture in the current year, as more fully discussed above, and a combination of increases in the variable interest rate and additional borrowings at the DeVargas joint venture to pay for tenant improvement and capital enhancement work at the property.

    The Partnership's operating loss decreased mainly due to a combination of a decrease in interest expense and the inclusion in the current year of the operations of the Willow Grove joint venture. Interest expense recognized by the Partnership and its consolidated joint ventures decreased by $244,000 in the current year due to the refinancing and payoff of the zero coupon loans secured by Willow Grove and One Paragon Place in the fourth quarter of fiscal 1995 and the third quarter of fiscal 1996, respectively, as more fully discussed above. Operations of the Willow Grove joint venture, excluding interest expense, remained relatively unchanged from calendar 1994 as a slight increase in rental revenues was offset by increases in administrative and marketing costs. An increase in interest income and an increase in net income from the Colony Plaza joint venture also contributed to the favorable change in operating loss for fiscal 1996. Interest income increased by $133,000 as a result of higher average outstanding cash balances combined with an increase in average interest rates. Net income from Colony Plaza increased by $93,000 mainly due to an increase in revenues and decreases in depreciation charges and bad debt expense. Rental income and expense reimbursements from Colony Plaza increased by 2.5% due to an increase in average occupancy from 96% for calendar 1994 to 97% for calendar 1995. The venture's depreciation charges declined because certain fixtures and equipment became fully depreciated in the current year.

1995 Compared to 1994

    The Partnership reported a net loss of $827,000 for the year ended March 31, 1995, as compared to a net loss of $1,156,000 in fiscal 1994. The decrease in net loss can be primarily attributed to an increase in rental revenues from the consolidated Colony Plaza joint venture and an increase in the Partnership's share of unconsolidated ventures' income. The increase in rental revenues at Colony Plaza, of $129,000, was mainly due to the full 12 month effect of the leasing gains achieved at the center during fiscal 1994. Colony Plaza began calendar 1993 with an occupancy level of 91%. Occupancy had increased to 96% by the beginning of calendar 1994 and remained at 96% throughout the year. An increase in interest expense of $165,000 offset the increase in Colony Plaza revenues and caused an increase in the Partnership's operating loss of approximately $42,000 for fiscal 1995. Interest expense on the Partnership's zero coupon loans continued to increase in fiscal 1995 due to the effects of the semi-annual compounding.

    The Partnership's share of unconsolidated ventures' income increased by $371,000 over fiscal 1994. Improved operating results at the Willow Grove Apartments and the One Paragon Place Office Building contributed significantly to this favorable change. The increased occupancy and rental rates at both properties were the primary contributors to the $419,000 increase in combined rental revenues for calendar 1994. In addition, the calendar 1993 results reflected a $236,000 loss on disposal of tenant improvements from the One Paragon Place joint venture due to certain tenants vacating the property prior to their lease expirations. No such losses were reported for calendar 1994. Although revenues at DeVargas Mall did increase slightly over calendar 1993, an increase in expenses more than offset the revenue gains contributing to a lower net income in calendar 1994. Interest expense showed the sharpest rise over calendar 1993 as a result of the higher outstanding balances on the joint venture's line of credit borrowings referred to above. Borrowings under the lines of credit from the co-venturer for calendar 1994 totalled approximately $1 million, which was used to fund costs associated with tenant improvements and leasing expenses at the property. Depreciation expense at the DeVargas Mall and the One Paragon Office Building also increased as a result of the significant property and tenant improvements that took place in both years.

1994 Compared to 1993

     The Partnership's net loss increased by $530,000 for the year ended March 31, 1994 when compared to fiscal 1993. This change was the result of a decline in the Partnership's share of unconsolidated ventures' income coupled with an increase in the operating loss of the Partnership.

     The increase in the Partnership's operating loss of $93,000 was mainly the result of an increase in interest expense on the Partnership's zero coupon loans combined with a decrease in revenues. Interest expense on the Partnership's zero coupon loans increased by $120,000 during fiscal 1994 due to the semi-annual compounding effect referred to above. Revenues decreased due to a decline in rental revenues at the Colony Plaza Shopping Center and a decrease in interest income due to lower average cash balances and interest rates in fiscal 1994. Rental revenues decreased slightly at Colony Plaza, despite an increase in occupancy, due to a small decline in market rental rates. Nonetheless, the property's tenant roster stabilized during fiscal 1994, as evidenced by the decline in bad debt expense. In fact, revenues net of bad debt expense actually increased when compared to fiscal 1993. An increase in Partnership general and administrative expenses also contributed to the increase in operating loss in fiscal 1994. General and administrative expenses increased by approximately $31,000, mainly due to certain costs incurred in connection with an independent valuation of the Partnership's operating properties which was commissioned in conjunction with management's ongoing refinancing efforts.

     The Partnership's share of unconsolidated ventures' income decreased by approximately $437,000 when compared to fiscal 1993. A large portion of this decline was the result of a decrease in combined rental revenues. At the One Paragon Place Office Building, rental revenues were lower during calendar 1993 partly due to the full twelve-month effect of a number of lease rollovers that were renewed at market rents during calendar 1992. As of calendar 1992, market rents had declined significantly in the Richmond market since the time of the property's acquisition. The large decrease in revenues at One Paragon Place was partially offset by an increase in rental revenues at both the Willow Grove Apartments and DeVargas Mall. In addition, combined operating expenses increased for calendar 1993 due to generally higher repairs and maintenance expenses. Also, depreciation expense increased mainly due to charges related to tenant improvement costs capitalized at the One Paragon Place joint venture during both years.

Inflation

    The Partnership completed its eighth full year of operations in fiscal 1996. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

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

Lawrence A. Cohen       President and Chief Executive Officer 42     5/15/91
Albert Pratt            Director                              85     2/27/87 *
J. Richard Sipes        Director                              49     6/9/94
Walter V. Arnold        Senior Vice President and Chief
                         Financial Officer                    48     2/27/87 *
James A. Snyder         Senior Vice President                 50     7/6/92
John B. Watts III       Senior Vice President                 43     6/6/88
David F. Brooks         First Vice President and
                         Assistant Treasurer                  53     2/27/87 *
Timothy J. Medlock      Vice President and Treasurer          35     6/1/88
Thomas W. Boland        Vice President                        33     12/1/91

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

    John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 17 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

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

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of PWPI, which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1996, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

    The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991 and at a rate of 5% per annum on invested capital from October 1, 1991 to June 30, 1994. Starting July 1, 1994, cash distributions have been paid at a rate of 2% per annum on invested capital. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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


An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1996 is $99,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.


The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended March 31, 1996. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

         (b) No reports on Form 8-K were filed during the last quarter of fiscal 1996.

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


Dated:  June 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Albert Pratt                   Date: June 28, 1996
   ---------------------------              -------------
   Albert Pratt
   Director




By: /s/ J. Richard Sipes              Date:  June 28, 1996
   ---------------------------             ---------------
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS


                                                      Page Number in the Report
Exhibit No.        Description of Document               Or Other Reference


(3) and (4)        Prospectus of the Partnership      Filed with theCommission
                   dated January 4, 1988, as          pursuant to Rule 424(c)
                   supplemented, with particular      and incorporated herein
                   reference to the Restated          by reference.
                   Certificate and Agreement of
                   Limited Partnership

(10)               Material contracts previously      Filed with the Commission
                   filed as exhibits to registration pursuant to Section 13 or statements and amendments thereto 15(d) of the Securities
                   of the registrant together with    Act of 1934 and
                   all such contracts filed           incorporated herein by
                   as exhibits of previously filed    reference.
                   Forms 8-K and Forms 10-K are
                   hereby incorporated herein
                   by reference.

(13)               Annual Report to Limited          No Annual Report for
                   Partners                          the fiscal year 1996 has
                                                     been sent to the Limited
                                                     Partners. An Annual Report
                                                     will be sent to the
                                                     Limited Partners
                                                     subsequent to this filing.

(22)               List of subsidiaries              Included  in  Item  I
                                                     of Part I of this  Report
                                                     Page I-1, to which
                                                     reference is hereby made.


(27)               Financial Data Schedule           Filed as the last page of
                                                     EDGAR submission following
                                                     the Financial Statements
                                                     and Financial Statement
                                                     Schedule required by
                                                     Item 14.

                           ANNUAL REPORT ON FORM 10-K
                      Item 14(a)(1) and (2) and Item 14(d)

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
PaineWebber Equity Partners Three Limited Partnership:

  Reports of independent auditors                                        F-2

  Consolidated balance sheets as of March 31, 1996 and 1995              F-6

  Consolidated  statements of  operations  for the years
       ended March 31, 1996, 1995 and 1994                               F-7

  Consolidated statements of changes in partners' capital
       (deficit) for the years ended March 31, 1996,
       1995 and 1994                                                     F-8

  Consolidated statements of cash flows for the years
       ended March 31, 1996,1995 and 1994                                F-9

  Notes to consolidated financial statements                             F-10

  Schedule III - Real Estate and Accumulated Depreciation                F-24

1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited
 Partnership:

  Reports of independent auditors                                        F-25

  Combined balance sheet as of December 31, 1995                         F-27

  Combined  statement of  operations  and  statement
     of changes in venturers' capital for the year
     ended December 31, 1995                                             F-28

  Combined statement of cash flows for the year ended
     December 31, 1995                                                   F-29

  Notes to combined financial statements                                 F-30

  Schedule III - Real Estate and Accumulated Depreciation                F-35

1994 and 1993 Combined Joint Ventures of PaineWebber Equity
 Partners Three Limited Partnership:

  Reports of independent auditors                                        F-36

  Combined balance sheets as of December 31, 1994 and 1993               F-38

  Combined  statements of operations for the years ended
      December 31, 1994, 1993 and 1992                                   F-39

  Combined statements of changes in venturers' capital for
      the years ended December 31, 1994, 1994 and 1992                   F-40

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 (continued)


                                                                      Reference

  Combined  statements of cash flows for the years ended
     December 31, 1994, 1993 and 1992                                    F-41

  Notes to combined financial statements                                 F-42

  Schedule III - Real Estate and Accumulated Depreciation                F-48


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                      REPORT OF INDEPENDENT AUDITORS


To The Partners
PaineWebber Equity Partners Three Limited Partnership:

   We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Three Limited Partnership as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the DeVargas Center Joint Venture (DeVargas) (an unconsolidated venture) or the Colony Plaza General Partnership (Colony Plaza) (a consolidated venture). The Partnership's financial statements reflect the Partnership's equity investment in DeVargas and the total assets of Colony Plaza on a combined basis of $18,867,000 and $20,064,000 at March 31, 1996 and 1995, respectively, and the Partnership's equity in DeVargas' net income and Colony's net income on a combined basis of $1,143,000, $1,011,000 and $968,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for DeVargas and Colony Plaza, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We   believe   that our  audits and the  reports  of other  auditors  provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Three Limited Partnership at March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP
                                       ERNST & YOUNG LLP



Boston, Massachusetts
June 19, 1996

                              DELOITTE & TOUCHE LLP
                                   Suite 2300
                                 333 Clay Street
                            Houston, Texas 77002-4196




                          INDEPENDENT AUDITORS' REPORT




DeVargas Center Joint Venture:

   We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1995 and 1994, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                         DELOITTE & TOUCHE LLP








February 22, 1996

                              PRICE WATERHOUSE LLP
                               160 Federal Street
                                Boston, MA 02110




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of Colony Plaza General Partnership

   In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Colony Plaza General Partnership (the "Partnership") at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

   The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As described in Note 6 to the financial statements, the Partnership's operating investment property is encumbered by a note payable which matures on December 29, 1996, at which time the entire note will become payable. Management is currently negotiating with the lender regarding an extension of this loan and is also pursing alternative financing sources. If the refinancing or extension of this loan is not accomplished by the stated maturity date, the lender could choose to initiate foreclosure proceedings. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                      /s/ PRICE WATERHOUSE LLP
                                          PRICE WATERHOUSE LLP








February 1, 1996

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1996 and 1995
                    (In thousands, except for per Unit data)

                                     ASSETS

                                                        1996            1995
                                                        ----            ----
Operating investment properties, at cost:
   Land                                             $    4,208      $   3,720
   Building and improvements                            14,153          9,446
                                                    ----------     ----------
                                                        18,361         13,166
   Less accumulated depreciation                        (3,395)        (1,811)
                                                    ----------     ----------
                                                        14,966         11,355

Investments in unconsolidated joint ventures,
      at equity                                         15,154         24,930
Cash and cash equivalents                                3,439          3,824
Accrued interest and other receivables                     119             64
Accounts receivable - affiliates                             7              7
Prepaid expenses                                             7              7
Deferred expenses (net of accumulated
   amortization of $427 and $358
   in 1996 and 1995, respectively)                         193            146
                                                    ----------     ----------
                                                       $33,885        $40,333
                                                       =======        =======

                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest                     $11,255        $16,707
Accounts payable and accrued expenses                       75             38
Tenant security deposits                                    14              9
Advances from consolidated ventures                        198            158
Accrued real estate taxes                                   13              -
                                                  ------------  -------------
      Total liabilities                                 11,555         16,912

Partners' capital:
  General Partners:
   Capital contributions                                     1              1
   Cumulative net income                                     -              1
   Cumulative cash distributions                          (219)          (210)

  Limited Partners ($1,000 per unit; 50,468 Units issued):
   Capital contributions, net of offering costs         43,669         43,669
   Cumulative net income                                    98            170
   Cumulative cash distributions                       (21,219)       (20,210)
                                                     ---------       --------
      Total partners' capital                           22,330         23,421
                                                      --------       --------
                                                       $33,885        $40,333
                                                       =======        =======

                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended
                          March 31, 1996, 1995 and 1994
                    (In thousands, except for per Unit data)

                                                1996         1995       1994
                                                ----         ----       ----

Revenues:
   Rental income and expense reimbursements    $2,242      $1,347      $1,218
   Interest income                                236         103          55
                                             --------    --------   ---------
                                                2,478       1,450       1,273

Expenses:
   Interest expense                             1,677       1,921       1,756
   Depreciation and amortization                  501         375         375
   Property operating expenses                    476         140         128
   Bad debt expense                                 -          21          13
   Real estate taxes                              153          71          69
   General and administrative                     325         342         310
                                          -----------   ---------   ---------
                                                3,132       2,870       2,651
                                           ----------     -------     -------

Operating loss                                   (654)     (1,420)     (1,378)

Partnership's share of unconsolidated
   ventures' income                               581         593         222
                                          -----------  ----------   ---------
Net loss                                   $      (73)   $   (827)    $(1,156)
                                           ==========    ========     =======

Net loss per Limited Partnership Unit        $  (1.42)    $(16.21)    $(22.66)
                                             ========     =======     ========

Cash distributions per Limited Partnership
      Unit                                    $ 20.00     $ 35.00     $ 50.00
                                              =======     =======     =======

The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each year.

















                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

    CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the
                    years ended March 31, 1996, 1995 and 1994
                                 (In thousands)

                                          General     Limited
                                          Partners    Partners      Total

Balance at March 31, 1993               $(143)       $29,880       $29,737

Cash distributions                        (26)        (2,523)       (2,549)

Net loss                                  (12)        (1,144)       (1,156)
                                       -------      ---------     --------

Balance at March 31, 1994                (181)        26,213        26,032

Cash distributions                        (18)        (1,766)       (1,784)

Net loss                                   (9)          (818)         (827)
                                     --------      ---------     ---------

Balance at March 31, 1995                (208)        23,629        23,421

Cash distributions                         (9)        (1,009)       (1,018)

Net loss                                   (1)           (72)          (73)
                                     --------      ---------   -----------

Balance at March 31, 1996               $(218)       $22,548       $22,330
                                        =====        =======       =======


























                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CASH FLOWS For the years ended
                          March 31, 1996, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1996         1995       1994
                                                ----         ----       ----

Cash flows from operating activities:
  Net loss                              $         (73)  $    (827)   $ (1,156)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
   Partnership's share of unconsolidated
     ventures' income                            (581)       (593)       (222)
   Depreciation and amortization                  501         375         375
   Amortization of deferred loan costs             48           -           -
   Interest expense on zero coupon loans        1,355       1,921       1,756
   Changes in assets and liabilities:
     Accrued interest and other receivables       (98)        (26)         10
     Deferred expenses                             16         (10)        (12)
     Accounts payable and accrued expenses         19           8         (64)
     Accrued real estate expenses                  (1)          -           -
     Deferred rental revenue                        3           -           -
     Tenant security deposits                       5           -           9
     Advances from consolidated ventures          (78)       (134)        109
     Accounts payable - affiliates                  -           -         (56)
                                        -------------------------  ----------
        Total adjustments                       1,189       1,541       1,905
        Net cash provided by operating
          activities                            1,116         714         749

Cash flows from investing activities:
   Additional investments in unconsolidated
     joint ventures                              (183)       (342)       (666)
   Additions to operating investment properties   (15)         (9)        (75)
   Receipt of master lease payments                 1         348           -
   Distributions from unconsolidated joint
      ventures                                 10,016       5,941       2,027
                                               ------------------     -------
        Net cash provided by investing
          activities                            9,819       5,938       1,286

Cash flows from financing activities:
   Cash distributions to partners              (1,018)     (1,784)     (2,549)
   Payment of deferred financing costs              -         (73)          -
   Payments of principal and
     interest on notes payable                (10,407)     (2,472)          -
                                            ---------    -------- -----------
        Net cash used in financing activities (11,425)     (4,329)     (2,549)

Net increase (decrease) in cash and cash
      equivalents                                (490)      2,323        (514)

Cash and cash equivalents, beginning of year:
  Partnership                                   3,824       1,501       2,015
  Portland Pacific Associates Two                 105            -          -
                                          -----------------------------------
                                                3,929       1,501       2,015
                                           ----------   ---------     -------
Cash and cash equivalents, end of year      $   3,439    $  3,824     $ 1,501
                                            =========    ========     =======

Cash paid during the year for interest      $   5,635    $  1,022 $         -
                                            =========    ======== ===========
                           See accompanying notes.

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

2.  Summary of Significant Accounting Policies

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1996 and 1995 and revenues and expenses for each of the three years in the period ended March 31, 1996. Actual results could differ from the estimates and assumptions used.

       At March 31, 1996, the accompanying financial statements include the Partnership's investment in two unconsolidated joint venture partnerships (three at March 31, 1995) each of which owns an operating property. The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the unconsolidated joint venture partnerships.

       As further discussed in Note 5, in January 1995, the Partnership acquired 99% of the co-venturer's interest in Portland Pacific Associates Two in return for a cash payment of approximately $233,000. The remaining 1% of the co-venture partner's interest was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership acquired control over the operations of the joint venture. Accordingly, this joint venture has been presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1996.

       Operating investment properties at March 31, 1996 represents the real estate assets of Colony Plaza General Partnership and Portland Pacific Associates Two (only Colony Plaza at March 31, 1995), joint ventures in which the Partnership has a controlling interest. For financial reporting purposes the joint ventures are consolidated with the Partnership. The joint ventures have a December 31 year-end for tax and financial reporting purposes. As a result, the Partnership also reports the results of the consolidated joint ventures based on financial information of the ventures which is three months in arrears to that of the Partnership. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

       The consolidated operating investment properties are carried at the lower of cost, reduced by certain guaranteed master lease payments (see Note 5) and accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its current market value, as determined on a discounted cash flow basis. The operating investment property was considered to be held for long-term investment purposes as of March 31, 1996 and 1995.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121 is effective for financial statements for years beginning after December 15, 1995. The Partnership will adopt Statement 121 in fiscal 1997 and, based on current circumstances, does not believe the adoption will have a material effect on results of operations or financial position.

       Depreciation expense is generally computed using the straight-line method over an estimated useful life of the buildings, improvements and furniture and equipment, generally five to forty years. Certain of the improvements and furniture and equipment is depreciated using either the double-declining balance or 150% declining balance and straight-line methods over estimated useful lives of five to twenty years. Costs and fees (including the acquisition fee paid to PWPI) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Minor maintenance and repair expenses are charged to expense. Major improvements are capitalized. Tenant improvements are capitalized and amortized over the term of the respective lease agreements.

       Deferred expenses include legal fees of $49,000 incurred in connection with the organization of the Partnership. These expenses have been fully amortized using the straight-line method over a sixty-month term. As of March 31, 1996 and 1995, deferred expenses also include costs associated with the notes payable described in Note 6 of $500,000 and $425,000, respectively, and leasing commissions associated with the Colony Plaza operating investment property of $42,000 and $30,000, respectively. Deferred loan costs are being amortized using the straight-line method over the respective terms of the notes payable. Such amortization expense is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the lease, generally 3 - 5 years.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes has been made. The liability for income taxes is that of the individual partners rather than the Partnership.

       The cash and cash equivalents, accounts receivable and all liabilities appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." With the exception of notes payable and accrued interest, the carrying amount of these assets and liabilities approximates their fair value due to the short-term maturities of these instruments. The fair value of notes payable and accrued interest is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

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

       Included in general and administrative expenses for the years ended March 31, 1996, 1995 and 1994 is $99,000, $102,000 and $105,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $7,000, $6,000 and $4,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the years ended March 31, 1996, 1995 and 1994, respectively.

4.  Investments in Unconsolidated Joint Venture Partnerships

       The Partnership has investments in two unconsolidated joint ventures, (three at March 31, 1995), which are accounted for on the equity method in the Partnership's financial statements. As discussed further in Note 5, during the second quarter of fiscal 1996, the Partnership obtained control over the affairs of Portland Pacific Associates Two which owns the Willow Grove Apartments. Accordingly, the joint venture is presented on a consolidated basis beginning in fiscal 1996. As discussed in Note 2, the unconsolidated joint ventures report their operations on a calendar year.

       Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows.

                        Condensed Combined Balance Sheets
                           December 31, 1995 and 1994
                                 (in thousands)

                                    Assets
                                                            1995        1994

      Current assets                                      $   589     $   667
      Operating investment property, net                   27,447      32,639
      Other assets                                          1,502         882
                                                        ---------  ----------
                                                          $29,538     $34,188
                                                          =======     =======

                      Liabilities and Venturers' Capital

      Current liabilities                                 $   402     $   416
      Other liabilities                                    11,654       2,951
      Partnership's share of combined venturers' capital   14,943      28,149
      Co-venturers' share of combined venturers' capital    2,539       2,672
                                                         ---------  ---------
                                                          $29,538     $34,188
                                                          =======     =======

          Condensed Combined Summary of Operations For the years ended
                        December 31, 1995, 1994 and 1993
                                 (in thousands)

                                                1995         1994       1993
                                                ----         ----       ----
      Revenues:
        Rental revenues and expense
           recoveries                         $ 4,237     $ 5,195     $ 4,776
        Interest and other income                 500          12          17
                                            ---------  ----------  ----------
                                                4,737       5,207       4,793

      Expenses:
        Property operating expenses             1,364       1,508       1,414
        Depreciation and amortization           1,767       2,101       1,866
        Real estate taxes                         173         252         299
        Administrative and other                  345         411         444
        Interest expense                          383         213         124
        Loss on disposal                            -           -         236
                                            ----------   --------    --------
                                                4,032       4,485       4,383
                                            ---------    --------    --------
      Net income                            $     705   $     722   $     410
                                            =========   =========   =========


                                                1995         1994       1993
                                                ----         ----       ----
      Net income:
        Partnership's share of
          combined income                    $    600   $    613    $    242
        Co-venturers' share of
          combined income                         105        109         168
                                             --------    --------    --------
                                             $    705    $   722     $   410
                                             ========    ========    ========

                  Reconciliation of Partnership's Investment
                           March 31, 1996 and 1995
                                (in thousands)

                                                            1996        1995

      Partnership's share of capital at December 31,
           as shown above                                 $14,943     $28,149
      Excess basis due to investment in ventures (1)          439         472
      Timing differences (2)                                 (228)     (3,691)
                                                         --------    --------
           Investments in unconsolidated joint ventures,
              at equity at March 31                       $15,154     $24,930
                                                          =======     =======

(1) At March 31, 1996 and 1995, the Partnership's investment exceeds its share of the joint venture capital accounts by $439,000 and $472,000, respectively. This amount, which represents expenses incurred by the Partnership in connection with acquiring its joint venture interests, is being amortized on a straight-line basis over the estimated useful life of the related investment properties.

(2) The timing differences between the Partnership's share of venturers' capital and its investments in joint ventures consist of capital contributions made to the joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2. The majority of the timing difference in fiscal 1995 can be attributed to a cash distribution from Portland Pacific Associates Two in the net amount of $3,522,000 from the March 1995 refinancing transaction discussed further below and in Note 6.

        Reconciliation of Partnership's Share of Operations For the years ended March 31, 1996, 1995 and 1994
                                 (in thousands)

                                                1996         1995        1994
                                                ----         ----        ----

      Partnership's share of operations,
           as shown above                    $    600     $   613     $   242
      Amortization of excess basis                (19)        (20)        (20)
                                            ---------    --------    ---------
      Partnership's share of unconsolidated
        ventures' income                      $   581     $   593     $   222
                                              =======     =======     =======

    Investments in unconsolidated joint ventures, at equity is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

    Investments in unconsolidated joint ventures, at equity on the balance sheet at March 31, is comprised of the following equity method carrying values (in thousands):
                                                            1996         1995

        DeVargas Center Joint Venture                    $  7,755    $  8,314
        Portland Pacific Associates Two                         -         524
        Richmond Paragon Partnership                        7,399      16,092
                                                        ---------    --------
                                                          $15,154     $24,930

    The cash distributions received from the Partnership's unconsolidated joint venture investments during fiscal 1996, 1995 and 1994 are as follows (in thousands):

                                                1996         1995       1994
                                                ----         ----       ----

      DeVargas Center Joint Venture         $     864    $    867    $    864
      Portland Pacific Associates Two               -       3,972         345
      Richmond Paragon Partnership              9,152       1,102         818
                                            ---------    --------   ---------
                                              $10,016     $ 5,941     $ 2,027
                                              =======     =======     =======

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

    The co-venturer has issued two nonrecourse promissory notes to the joint venture to finance the leasing and operations of the Mall. The first note dated January 1990 was originally due January 1996, it was refinanced and is now due January 1997, allows the joint venture to borrow up to $5,000,000 to fund capital costs associated with leasing of the shopping center. The second note, dated November 1992, allows the joint venture to borrow up to $553,000 to fund capital costs associated with an expansion and additional leasing of the shopping center. Both notes bear interest at 1% above the floating prime rate established by Texas Commerce Bank National Association. Outstanding accrued interest on the first note is due and payable on a monthly basis with the principal due January 1997. Principal payments of $4,608 and accrued interest on the second note is due and payable on a monthly basis, with the remaining accrued interest and principal due November 2002. As of December 31, 1995, the principal balances of the notes payable to the co-venturer aggregated $3,018,000.

    Richmond Paragon Partnership

     On September 26, 1988, the Partnership acquired an interest in Richmond Paragon Partnership, a Virginia general partnership that owns and operates One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia with 146,614 square feet of net leasable area. The Partnership is a general partner in the joint venture. The aggregate cash investment by the Partnership for its investment was $21,108,383 (including an acquisition fee of $1,031,000 paid to PWPI and certain closing costs of $42,447). The Partnership's co-venture partner is an affiliate of The Paragon Group. On November 16, 1995, a zero coupon loan issued in the name of the Partnership and secured by a mortgage on One Paragon Place was refinanced with the proceeds of a seven-year $8,750,000 loan issued in the name of the unconsolidated Richmond Paragon Partnership (see Note 6). The net proceeds of the loan issued to the joint venture in fiscal 1996 were distributed to the Partnership.

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

5.  Operating investment properties

     At March 31, 1996, the Partnership's balance sheet includes two operating investment properties (one at March 31, 1995); Colony Plaza Shopping Center, owned by Colony Plaza General Partnership and Willow Grove Apartments, owned by Portland Pacific Associates Two. On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in Portland Pacific Associates Two for $233,000. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, beginning in fiscal 1996, the financial position and the results of operations of the Willow Grove joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

     Colony Plaza General Partnership

     Colony Plaza General Partnership was formed to acquire and operate Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center is a 217,000 square foot complex which was acquired by the Partnership on January 18, 1990. Wyatt Ventures, Inc. ("Co-Venturer") and the Partnership are the partners of Colony Plaza General Partnership. The Partnership has a 99% ownership interest in the General Partnership and the Co-Venturer has a 1% ownership interest in the General Partnership. The Partnership purchased the operating investment property for $13,889,890 (including an acquisition fee paid to PWPI of $653,000 and $176,890 of closing costs) from Wyatt Development Company, an affiliate of the Co-Venturer. The property is encumbered by a mortgage loan with an outstanding balance of $7,680,000 as of March 31, 1996. This mortgage loan is scheduled to mature on December 29, 1996 (see Note 6).

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

     Distributable funds and net proceeds from sale or refinancing is to be distributed as follows: (1) to repay interest and principal on optional loans;
(2) 100% to the Partnership until it has earned a 9.55% per annum cumulative preferred return on the Partnership's net investment of $13,060,000; (3) to the Partnership until it has received distributable funds of $13,713,000 and (4) the remaining balance 99% to the Partnership and 1% to the Co-Venturer. The Partnership's Preferred Return is treated as a distribution and is recorded as a reduction to the partner's capital account on the accompanying financial statements. As of December 31, 1995, the cumulative preferred return payable to the Partnership was $684,500.

     If additional cash is required for any reason in connection with operations of the Joint Venture, it may be provided by either the Partnership or the Co-Venturer as optional loans. If both parties choose to make option loans to the Venture, they will be in the same ratio as ownership interest, 99:1. The rate of interest on such loans shall equal the rate announced by the First
National Bank of Boston as its prime rate plus 1%, but not in excess of the maximum rate of interest permitted by applicable law. As of December 31, 1995, no optional loans had been made by the venturers.

     At the time of the purchase of the operating investment property, the Partnership entered into a master lease agreement with the seller of the operating property and certain other affiliates of WVI (the "Guarantors"). Under the terms of the master lease, the Guarantors guaranteed for a period of three years from the date that the shopping center achieved a specified occupancy level that aggregate net cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at time of the purchase. During 1991, the Lessee defaulted on its obligation under the master lease and the Partnership received an amount of cash collateral to apply to future obligations. The remaining balance of the cash collateral was exhausted in January 1992. Through December 31, 1994, no other amounts had been received toward the Lessee's obligation under the master lease, resulting in an outstanding balance due of approximately $618,000. In January 1995, the Lessee entered into a settlement agreement with the Partnership which terminated the master lease agreement effective December 31, 1994. The original termination date of the master lease agreement was to have been February 27, 1997. In accordance with the settlement agreement, on January 27, 1995 the Partnership received a cash payment of approximately $348,000 toward the outstanding obligation of $618,000 discussed above. In addition, the Partnership received a promissory note from the Lessee in the amount of $160,000 which accrues interest at 8.5% and is due December 31, 1997. The Lessee also assigned its rights to certain future development and leasing fees which will be credited against the outstanding balance of the promissory note if earned. The remaining master lease obligation, after the cash payment and the promissory note, was forgiven under the terms of the settlement agreement. Master lease income is recorded as a reduction of the carrying value of the operating property on the accompanying balance sheet. Accordingly, the joint venture will record any payments under the note when received as a reduction in the property's carrying value.

    Portland Pacific Associates Two

     On September 20, 1988, the Partnership acquired an interest in Portland Pacific Associates Two, a general partnership formed to own and operate Willow Grove Apartments, a 119-unit apartment complex situated on 6.2 acres of land in Beaverton, Oregon. The aggregate cash investment by the Partnership for its investment was $5,068,167 (including an acquisition fee of $252,000 paid to PWPI and certain closing costs of $16,167). The Partnership's original co-venture partner was an affiliate of Pacific Union Investment Company.

      On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in the joint venture for $233,000. The remaining 1% of the co-venture partner's interest was assigned to Third Equity Partners, Inc. ("TEP"), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture. Because this transaction was completed after the joint venture's year-end, the change in control was not reflected in the presentation of the Partnership's financial statements until the first quarter of fiscal 1996. Accordingly, beginning in fiscal 1996, the financial position and results of operations of the venture are presented on a consolidated basis in the Partnership's financial statements. Prior to fiscal 1996, the Partnership's investment in the joint venture was accounted for on the equity method (see Note 4).

      In connection with the consolidation of Portland Pacific Associates Two into the Partnership's financial statements, the following assets and liabilities (in thousands) of the joint venture at January 1, 1995 were recorded in the Partnership's balance sheet at April 1, 1995 (see Note 2).

            Operating investment property, net                $ 4,116
            Cash                                                  105
            Accounts receivable and prepaid expenses               10
            Deferred expenses                                      98
            Accounts payable and accrued expenses                 (16)
            Accrued real estate taxes                             (14)
            Organization costs payable to PWEP3                   (16)
            Advances from consolidated venture                   (140)
            Loans from partners                                   (19)
            Long term debt                                     (3,600)
                                                            ---------
             Investment in Portland Pacific Associates Two,
                 at equity, at April 1, 1995                 $    524

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

      The following is a combined summary of property operating expenses for the years ended December 31, 1995, 1994 and 1993. The calendar 1995 amounts include both the Colony Plaza and Willow Grove operations, whereas the calendar 1994 and 1993 amounts reflect only Colony Plaza (in thousands):

                                             1995        1994        1993
                                             ----        ----        ----

      Common area maintenance             $  136       $  42       $  46
      Utilities                               79          13          13
      Insurance                               34          17          17
      Management fees                         83          40          33
      Professional fees                       48          14          14
      Administrative and other                87          14           5
                                         -------     -------    --------
                                           $ 467       $ 140       $ 128
                                           =====       =====       =====

6.  Notes payable

    Notes payable and accrued interest on the books of the Partnership at March 31, 1996 and 1995 consist of the following (in thousands):

                                                      1996            1995
                                                      ----            ----

10.72%  nonrecourse  loan payable to
an  insurance  company,  was secured
by the One Paragon  Place  operating
investment  property.  All  interest
and  principal  was due at maturity,
on November 23,  1995.  Interest was
compounded  semi-annually.   Accrued
interest at March 31, 1995  amounted
to   $4,774.   See   discussion   of
refinancing below.                             $        -        $ 9,774

10.5%nonrecourse  loan payable to a
finance  company,  which is secured
by  the  Colony   Plaza   operating
investment  property.  All interest
and  principal  is due at maturity,
on    December    29,   1996   (see
discussion   below).   Interest  is
compounded  semi-annually.  Accrued
interest at March 31, 1996 and 1995
amounted to $3,630 and $2,883,
respectively.                                        7,680         6,933

9.59% nonrecourse loan payable to a
finance  company,  which is  secured
by  the   Willow   Grove   operating
investment   property.   The   note,
issued    to    Portland     Pacific
Associates  Two,   requires  monthly
principal  and interest  payments of
$32   from   April   1995    through
maturity   in   March   2002.    See
discussion below.                                   3,575              -
                                                  -------        -------
                                                  $11,255        $16,707
                                                  =======        =======

     In March 1995, Portland Pacific Associates Two obtained a $3,600,000 mortgage note payable, secured by the Willow Grove Apartments, which bears interest at 9.59%. Principal and interest payments of $32,000 are due monthly through March of 2002 at which time the entire unpaid balance of principal and interest is due. The loan was issued to the joint venture and, accordingly, is recorded on the consolidated venture's books. The net proceeds from the financing transaction of approximately $3,522,000 were remitted to the Partnership as a distribution in fiscal 1995. The Partnership used $2,473,000 to pay off an outstanding note payable which encumbered the property. The remaining proceeds were added to the Partnership's cash reserves. As of December 31, 1995, the fair value of this mortgage note payable approximated its carrying value.

    On November 16, 1995, the zero coupon loan issued in the name of the Partnership and secured by a mortgage on One Paragon Place was refinanced with proceeds of a seven-year $8,750,000 loan from a new lender issued in the name of the unconsolidated Richmond Paragon Partnership. The zero coupon loan had an outstanding balance of approximately $10.4 million at the time of the refinancing. Additional funds required to complete the refinancing transaction were contributed from the Partnership's cash reserves. The new note is secured by a first mortgage on the One Paragon Place Office Building and is recorded on the books of the unconsolidated joint venture. The new loan bears interest at 8% per annum and requires monthly principal and interest payments of $68,000 through maturity, on December 10, 2002. The Partnership has indemnified the Richmond Paragon Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing. The net proceeds of this loan, in the amount of approximately $8,059,000, was recorded as a distribution to the Partnership from the unconsolidated joint venture in fiscal 1996.

    The borrowing secured by Colony Plaza is scheduled to mature on December 29, 1996, at which time total principal and accrued interest of $8,290,190 will be due and payable. Due to the short-term maturity of this debt obligation, as of December 31, 1995 the fair value of this mortgage note approximated its carrying value. Management is currently negotiating with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. If the refinancing or extension of this loan is not accomplished by the stated maturity date, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the Colony Plaza joint venture included in the accompanying fiscal 1996 consolidated balance sheet and statement of operations total approximately $11,111,000, $28,820, $1,375,000 and $537,000, respectively.

    Scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

    Years ended December 31

           1996         $7,719
           1997             43
           1998             48
           1999             53
           2000             58
           Thereafter    3,334
                       $11,255

7.  Rental revenues

              The Colony Plaza General Partnership derives rental income from leasing shopping center space. All of Colony Plaza's leasing agreements are operating leases expiring in one to twenty years. Base rental income of $1,235,000, $1,212,000 and $1,109,000 was earned during the years ended December 31, 1995, 1994 and 1993, respectively. The following is a schedule of minimum future lease payments from noncancellable operating leases as of December 31, 1995 (in thousands):

    Years ending December 31:

           1996         $1,266
           1997         $1,108
           1998        $   959
           1999        $   785
           2000        $   665
           Thereafter   $5,219

       Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. No percentage rentals have been earned to date. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance and common area costs.

       During the year ended December 31, 1995, base rental income of approximately $839,000 (69% of total base rental income) was received from the three anchor tenants of the operating property, as detailed below. No other tenant accounted for more than 10% of rental income during the year.

                                      Rental                  Percent of Total
       Anchor tenant                  Income earned           Rental income

      Wal-Mart Stores, Inc.        $  336,000                   27%
      Piggly Wiggly, d/b/a Foodmax $  288,000                   23%
      Goody's Family Clothes, Inc. $  215,000                   17%

       During fiscal 1996, the principal anchor tenant of the Colony Plaza Shopping Center, Wal-Mart Stores, Inc., gave notice of its intention to close its store at Colony Plaza in order to open a Wal-Mart Supercenter at another location in Augusta, Georgia. It is expected that the Wal-Mart store at Colony Plaza, which comprises 38% of the property's net leasable area, will be vacated in July 1996. Wal-Mart remains obligated to pay rent and its share of operating expenses through the end of its lease term in March 2009. However, obtaining a suitable replacement anchor tenant will be critical to the Partnership's ability to retain its other existing tenants and lease vacant space at the shopping center. Management is currently working to identify potential replacement tenants for the Wal-Mart space at Colony Plaza. To the extent the Partnership is unable to obtain a suitable replacement anchor tenant and retain or replace its existing tenants, it is possible that the Partnership's estimate that it will recover the carrying value of the operating investment property could change in the future.

8.  Legal Proceedings

    In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

    In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages against PaineWebber. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders cannot be determined at the present time.

    In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests, including those offered by the Partnership. The complaint is substantially similar to the complaint in the Abbate action described above, and seeks compensatory damages of $3.4 million plus punitive damages.

    Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

9.  Subsequent Event

     On May 15, 1996 the Partnership distributed $252,000 to the Limited Partners and $2,500 to the General Partners for the quarter ended March 31, 1996.

Schedule III - Real Estate and Accumulated Depreciation

                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        March 31, 1996
                                                        (In Thousands)



                                                                                                            Life on which
                              Initial Cost to      Costs                                                             Depreciation
                              Consolidated      Capitalized Gross Amount at Which Carried at                         in Latest
                              Joint Venture       (Removed)    End of Year                                           Income
                                Buildings &  Subsequent to     Buildings &        Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Improvements Acquisition  Land Improvements Total Depreciation Construction Acquired is Computed
- ----------- ------------  ----  ------------ -----------  ---- ------------ ----- ------------ ------------ -------- -----------
Shopping Center
Augusta, Georgia $7,680  $3,720  $10,170      $ (710)    $3,720   $9,460   $13,180  $2,122      1989        1/18/90   12-40 yrs.

Apartment Complex
Beaverton, OR     3,575     475    4,025         681        488    4,693     5,181   1,273      1987        9/20/88   5-27.5 yrs.
                 ------  ------  -------      -------    ------    -----    ------   -----
                $11,255  $4,195  $14,195     $   (29)    $4,208  $14,153   $18,361  $3,395
                =======  ======  =======     =======     ======  =======   =======  ======

Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income  tax  purposes  is  approximately  $18,272,000.  (B)  See  Note  6 to the accompanying  financial  statements  for a description  of the terms of the debt encumbering the property. (C) Reconciliation of real estate owned:
                                                        1996              1995               1994
                                                        ----              ----               ----

      Balance at beginning of period                $ 13,166           $ 13,504            $13,430
      Consolidation of joint venture                   5,181                  -                  -
      Additions and improvements                          15                 10                 74
      Reduction of basis due to
        master lease payments received                    (1)              (348)                 -
                                               -------------         ----------      -------------
      Balance at end of period                      $ 18,361           $ 13,166            $13,504
                                                    ========           ========            =======

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                $  1,811          $   1,443           $  1,073
      Consolidation of joint venture                   1,083                  -                  -
      Depreciation expense                               501                368                370
                                                  ----------        -----------         ----------
      Balance at end of period                      $  3,395          $   1,811           $  1,443
                                                    ========          =========           ========

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


                         REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying combined balance sheet of the 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership as of December 31, 1995, and the related combined statements of operations and changes in venturers' capital, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of DeVargas Center Joint Venture, which statements reflect 45% of the combined total assets of the 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1995 and 51% of the combined revenues of the 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for DeVargas Center Joint Venture, is based solely on the report of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1995, and the combined results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               /s/ Ernst & Young
                               ERNST & YOUNG LLP


Boston, Massachusetts
February 22, 1996

                              DELOITTE & TOUCHE LLP
                                   Suite 2300
                                 333 Clay Street
                            Houston, Texas 77002-4196



                          INDEPENDENT AUDITORS' REPORT



DeVargas Center Joint Venture:

   We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1995 and 1994, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                         DELOITTE & TOUCHE LLP








February 22, 1996

                         1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEET
                                December 31, 1995
                                 (In thousands)

                                     ASSETS
                                                                 1995

Current assets:
   Cash and cash equivalents                                 $       436
   Escrowed cash                                                      81
   Accounts receivable and prepaid expenses                           72
                                                           -------------
        Total current assets                                         589

Operating investment properties, at cost:
   Land                                                            6,748
   Buildings and improvements                                     28,854
   Furniture and equipment                                         2,850
   Construction in progress                                           26
                                                           -------------
                                                                  38,478
   Less accumulated depreciation                                 (11,031)
                                                                  27,447

Deferred rents receivable                                            401
Deferred expenses and other assets,
    net of accumulated amortization of $645                        1,101
                                                              ----------
                                                                 $29,538
                                                                 =======
                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities                  $        92
   Accounts payable - affiliates                                      55
   Accrued interest payable                                           41
   Current portion of mortgage note                                  114
   Other current liabilities                                         100
                                                              ----------
        Total current liabilities                                    402

Notes payable - affiliate                                          3,018

Mortgage note payable                                              8,636

Venturers' capital                                                17,482
                                                                 -------
                                                                 $29,538
                                                                 =======



                             See accompanying notes.

                         1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      COMBINED STATEMENT OF OPERATIONS AND
                          CHANGES IN VENTURERS' CAPITAL
                      For the year ended December 31, 1995
                                 (In thousands)

                                                            1995

Revenues:
   Rental income and expense recoveries                 $   4,237
   Interest and other income                                  500
                                                      -----------
                                                            4,737
Expenses:
   Depreciation and amortization                            1,767
   Real estate taxes                                          173
   Interest expense                                           383
   Management fees                                            183
   Utilities                                                  240
   Repairs and maintenance                                    941
   Administrative and other                                   345
                                                       ----------

                                                            4,032
                                                        ---------

Net income                                                    705

Contributions from venturers                                  189

Distributions to venturers                                (10,425)

Venturers' capital, beginning of year                      27,013
                                                        ---------

Venturers' capital, end of year                          $ 17,482
                                                         ========
















                             See accompanying notes.

                         1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENT OF CASH FLOWS
                      For the years ended December 31, 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1995
Cash flows from operating activities:
   Net income                                         $       705
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                          1,767
     Interest funded by PWEP3                                   3
     Changes in assets and liabilities:
       Escrowed cash                                          (27)
       Accounts receivable and prepaid expenses                41
       Deferred rents receivable                               41
       Deferred expenses and other assets                     (73)
       Accounts payable and accrued liabilities                25
       Accounts payable - affiliates                          (24)
       Interest payable                                        41
       Other current liabilities                               44
                                                      -----------
           Total adjustments                                1,838
                                                       ----------
           Net cash provided by operating activities        2,543

Cash flows from investing activities:
   Additions to operating investment properties              (322)
                                                       ----------
           Net cash used in investing activities             (322)

Cash flows from financing activities:
   Proceeds from capital contributions                        186
   Proceeds from issuance of notes payable to affiliate       123
   Principal payments on notes payable to affiliate           (55)
   Cash distributed to venturers                           (2,427)
                                                        ---------
           Net cash used in financing activities           (2,173)
                                                         --------

Net increase in cash and cash equivalents                      48
Cash and cash equivalents at beginning of year                388

Cash and cash equivalents at end of year                $     436
                                                        =========

Cash paid during the year for interest                  $     338
                                                        =========









                             See accompanying notes.

                         1995 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies

    Organization

       The accompanying financial statements of the 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership (Combined Joint Ventures) include the accounts of DeVargas Center Joint Venture (DeVargas), a Virginia limited partnership and Richmond Paragon Partnership (One Paragon Place), a Virginia general partnership, for the year ended December 31, 1995.

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

       The dates of PWEP3's acquisition of interests in the Joint Ventures are as follows:

                                                           Date of Acquisition
                     Joint Venture                            of Interest

            DeVargas Center                                 April 18, 1988
            Richmond Paragon Partnership                    September 26, 1988

    Basis of Presentation and Use of Estimates

      The financial statements of the joint ventures are presented in a combined format due to the nature of the relationship between each of the Joint Ventures and PWEP3.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

    Operating investment properties

      The operating investment properties are carried at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment from expected future cash flows on an undiscounted basis, which may exceed the property's current market value. The net realizable value of a property held for sale approximates its market value. Both of the operating investment properties owned by the Combined Joint Ventures were considered to be held for long-term investment purposes as of December 31, 1995.

       In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("Statement 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Combined Joint Ventures will adopt Statement 121 in 1996 and, based on current circumstances, management does not believe the effect of adoption will be material.

      Depreciation is generally computed using the straight-line method based on the estimated useful life of the buildings, improvements and furniture and equipment, generally five to forty years. Certain of the furniture and equipment is depreciated over seven and five years, respectively, using the double-declining balance method. Repairs and maintenance are charged to expense. Major replacements are capitalized, and the replaced asset and accumulated depreciation are removed from the accounts. "Mandatory Payments" from the co-venture partner in Richmond Paragon Partnership to pay PWEP3's preferred distribution or to cover operating deficits are not reimbursable to the co-venturer and are treated as reductions to the cost basis of the operating investment property. Mandatory payments amounted to $174,000 through the end of the guaranty period.

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

    Revenue recognition

      Rental revenue is recognized on a straight-line basis over the life of the related lease agreements for the commercial properties owned by DeVargas
    Center Joint Venture and Richmond Paragon Partnership. Deferred rents receivable of $401,000 at December 31, 1995 represent the difference between the revenue recorded on the straight-line method and the payments made in accordance with the lease agreements.

    Income tax matters

      No provision for income taxes has been provided because the tax effects of the Joint Ventures are reportable by the individual partners.

    Escrow accounts

      Certain Joint Venture Agreements provide that PWEP3 can direct the property manager to establish and periodically fund escrow cash accounts for payment of real estate taxes and insurance premiums. As of December 31, 1995, no such direction has been given to the property managers. Escrowed cash at December 31, 1995 consists primarily of tenants security deposits.

    Capital reserve

      The One Paragon Place Joint Venture Agreement provides that a reserve for future capital expenditures be established and administered by the Manager of the property. The Joint Venture is to pay periodically into the capital reserve an agreed upon amount (as defined) as funds are available after paying all expenses and PWEP3's preferred distribution during the guaranty period. As of December 31, 1995, no amounts were required to be paid into the capital reserve.

    Fair value of financial instruments

      The carrying amount of cash, tenant receivables and other current and long-term liabilities approximates their respective fair values at December 31, 1995.

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

    Accounts payable - affiliates

       Accounts payable - affiliates at December 31, 1995 consist primarily of accrued interest on notes payable to the co-venturer in the DeVargas joint venture (see Note 4) and management fees and reimbursements payable to the property managers.

4.  Notes payable - affiliate

       A promissory note payable to the co-venture partner of the DeVargas Center Joint Venture, dated January 25, 1990, allows the Joint Venture to borrow up to $5,000,000 and bears interest at 1% above the floating prime rate established by Texas Commerce Bank National Association (9.5% at December 31, 1995). Outstanding accrued interest is due and payable on a monthly basis, and the principal, which was originally due on January 25, 1996, was extended and is now due on January 25, 1997. The outstanding principal balance of this note was $2,636,000 at December 31, 1995. A second promissory note payable to the DeVargas co-venturer due November 2002 allows the joint venture to borrow up to $553,000 and also bears interest at 1% above the prime rate. The outstanding principal balance of this note, which was issued in November 1992, was $382,000 at December 31, 1995. Principal payments of $4,608 and accrued interest are due and payable on a monthly basis, beginning December 1992. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall.

5.  Mortgage note payable

       On November 16, 1995, a zero coupon loan issued to PWEP3 and secured by a first mortgage on the One Paragon Place operating property was refinanced with proceeds of a seven-year $8,750,000 loan from a new lender issued in the name of Richmond Paragon Partnership. The balance of the zero coupon loan at the date of the refinancing was $10.4 million. Additional funds required to complete the refinancing transaction were contributed by PWEP3. The new note is secured by a first mortgage on the One Paragon Place Office Building and is recorded on the books of the unconsolidated joint venture. The new loan bears interest at 8% per annum and requires monthly principal and interest payments of $68,000 through maturity, on December 10, 2002. The Partnership has indemnified the Richmond Paragon Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing. The net proceeds of this loan, in the amount of $8,059,000, was recorded as a distribution to PWEP3 in 1995.

       Scheduled maturities of the mortgage note payable for the next five years and thereafter are as follows (in thousands):

           1996          $ 114
           1997            124
           1998            134
           1999            146
           2000            158
           Thereafter    8,074
                        ------
                       $ 8,750
                       =======

6.  Leases

       Minimum rental revenues to be recognized by the DeVargas Mall and One Paragon Place joint ventures on the straight-line basis in the future on noncancellable operating leases are as follows (in thousands):

                        Year ended December 31:
                        -----------------------
                              1996               $  3,337
                              1997                  2,629
                              1998                  1,983
                              1999                  1,273
                              2000                    950
                              Thereafter            5,271
                                               ----------
                                                  $15,443
                                                  ======
       The future minimum lease payments do not include estimates for contingent rentals due under the terms of certain leases at the DeVargas Mall. Such contingent rentals aggregated $910,000 in 1995.

Schedule III - Real Estate and Accumulated Depreciation
                                                1995 COMBINED JOINT VENTURES OF
                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1995
                                                        (In thousands)

                            Initial Cost to      Costs                                                              Depreciation
                             Consolidated       Capitalized  Gross Amount at Which Carried at                        in Latest
                             Joint Venture       (Removed)          End of Year                                      Income
                                Buildings &  Subsequent to     Buildings &        Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Improvements Acquisition  Land Improvements Total Depreciation Construction Acquired is Computed
- ----------- ------------  ----  ------------ ------------ ---- ------------ ----- ------------ ------------ -------- -----------
Shopping Center
Santa Fe, NM   $ 3,018   $4,052   $ 6,669      $6,084    $4,052    $12,753 $16,805  $4,406        1972     4/19/88    5-40
yrs.

Office Building
Richmond, VA     8,750    2,719    18,349         605     2,696     18,977  21,673   6,625        1987     9/26/88    7-31.5 yrs.
               -------    -----    ------     -------    ------    -------  -------  ------
   Totals      $11,768    $6,771  $25,018     $ 6,689    $6,748    $31,730  $38,478 $11,031
               =======    ======= =======     =======    ======    =======  ======= =======
Notes
- -----

(A) The  aggregate  cost of real estate  owned at December  31, 1995 for Federal income  tax  purposes  is  approximately  $39,535.  (B) See  Note 4 and 6 to the accompanying  financial  statements  for a description  of the terms of the debt encumbering the properties. (C) Reconciliation of real estate owned:
                                                1995

  Balance at beginning of period               $38,164
  Increase due to additions                        322
  Decrease due to disposals                         (8)
                                          ------------
  Balance at end of period                     $38,478
                                               =======

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period             $   9,395
  Depreciation expense                           1,636
                                            ----------
  Balance at end of period                     $11,031
                                               =======




                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1994 and 1993 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership as of December 31, 1994 and 1993, and the related combined statements of operations, changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a).
These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of DeVargas Center Joint Venture, which statements reflect 39% of the combined total assets of the 1994 and 1993 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and 46%, 49% and 42% of the combined revenues of the 1994 and 1993 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership for the years ended December 31, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for DeVargas Center Joint Venture, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     As more fully described in Note 6, mortgage debt secured by the Richmond Paragon Partnership's operating investment property is scheduled to mature in November 1995.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the combined financial position of the 1994 and 1993 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





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






                                      /s/ DELOITTE & TOUCHE LLP
                                         DELOITTE & TOUCHE LLP








February 22, 1995

                    1994 AND 1993 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In thousands)

                                     ASSETS
                                    1994 1993

Current assets:
   Cash and cash equivalents                            $     493    $    329
   Escrowed cash                                               54          19
   Accounts receivable and prepaid expenses                   120         180
                                                       ----------    --------
        Total current assets                                  667         528

Operating investment properties, at cost:
   Land                                                     7,223       7,223
   Buildings and improvements                              33,082      32,175
   Furniture and equipment                                  2,794       2,655
   Construction in progress                                    24         213
                                                      -----------   ---------
                                                           43,123      42,266
   Less accumulated depreciation                          (10,484)     (8,496)
                                                         --------    ---------
                                                           32,639      33,770

Deferred rents receivable                                     442         371
Deferred expenses and other assets,
   net of accumulated amortization of
   $514 and $401 in 1994 and 1993                             440         427
                                                      -----------  ----------
                                                          $34,188     $35,096
                                                          =======     =======

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities           $        59  $       68
   Accounts payable - affiliates                               95         256
   Real estate taxes payable                                   14          14
   Distributions payable to partners                           96         120
   Advances from partners                                      92          92
   Other current liabilities                                   60          60
                                                      -----------  ----------
        Total current liabilities                             416         610

Notes payable - affiliate                                   2,951       1,890

Venturers' capital                                         30,821      32,596
                                                         --------    --------
                                                          $34,188     $35,096
                                                          =======     =======






                             See accompanying notes.

                    1994 AND 1993 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                    COMBINED STATEMENTS OF OPERATIONS For the
                  years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                                1994         1993       1992
                                                ----         ----       ----

Revenues:
   Rental income and expense recoveries       $ 5,195     $ 4,776     $ 5,139
   Interest and other income                       12          17          14
                                          -----------   ---------  ----------
                                                5,207       4,793       5,153
Expenses:
   Depreciation and amortization                2,101       1,866       1,798
   Real estate taxes                              252         299         306
   Interest expense                               213         124          74
   Management fees                                209         179         206
   Utilities                                      286         282         266
   Repairs and maintenance                      1,013         953         864
   Administrative and other                       411         444         400
   Loss on disposal                                 -         236         476
                                          -----------    --------  ----------

                                                4,485       4,383       4,390
                                              -------     -------     -------

Net income                                   $    722    $    410     $   763
                                             ========    ========     =======






















                             See accompanying notes.

                    1994 AND 1993 COMBINED JOINT VENTURES OF
                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

              COMBINED STATEMENTS OF CHANGES IN VENTURERS' CAPITAL For the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                     PaineWebber
                                     Equity Partners
                                     Three Limited
                                     Partnership     Co-Venturers    Total

Balance at December 31, 1991          $32,008          $ 3,225      $35,233

Capital contributions                     717                -          717

Cash distributions                     (2,428)            (255)      (2,683)

Net income                                679               84          763
                                  -----------       ----------  -----------

Balance at December 31, 1992           30,976            3,054       34,030

Capital contributions                     560                -          560

Cash distributions                     (2,033)            (371)      (2,404)

Net income                                243              167          410
                                   ----------        ---------   ----------

Balance at December 31, 1993           29,746            2,850       32,596

Capital contributions                     184                -          184

Cash distributions                     (2,394)            (287)      (2,681)

Net income                                613              109          722
                                 ------------ ----------------   ----------

Balance at December 31, 1994        $  28,149   $        2,672      $30,821
                                    =========   ==============      =======













                             See accompanying notes.

                    1994 AND 1993 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                    COMBINED STATEMENTS OF CASH FLOWS For the
                  years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1994          1993       1992
                                                ----          ----       ----
Cash flows from operating activities:
   Net income                               $     722     $   410     $   763
   Adjustments to reconcile net income
         to net cash provided by
         operating activities:
     Depreciation and amortization              2,101       1,866       1,798
     Loss on disposal of equipment                  -         236         476
     Changes in assets and liabilities:
       Accounts receivable and prepaid expenses    60         (54)        (13)
       Deferred rents receivable                  (71)        228        (201)
       Deferred expenses and other assets        (135)       (175)       (214)
       Accounts payable and accrued liabilities    (9)        (31)       (129)
       Accounts payable - affiliates             (161)        (20)          3
       Real estate taxes payable                    -          (4)          1
       Other current liabilities                    -          (1)        (40)
                                          -----------  ----------   ---------
           Total adjustments                    1,785       2,045       1,681
           Net cash provided by
               operating activities             2,507       2,455       2,444

Cash flows from investing activities:
   Escrowed cash                                  (35)         (5)         40
   Collection of note receivable                    9           1           -
   Additions to operating investment properties    (857)   (1,077)     (1,516)
                                                ------- ---------   ---------
           Net cash used in investing activities (883)     (1,081)     (1,476)

Cash flows from financing activities:
   Proceeds from capital contributions            184         560         717
   Proceeds from issuance of notes
      payable to affiliate                      1,061         382         973
   Advances from partners                           -           1         254
   Retirement of debt                               -         (60)          -
   Debt costs incurred                              -           -          (2)
   Cash distributed to venturers               (2,705)     (2,427)     (2,648)
                                             --------    --------     -------
           Net cash used in financing activities  (1,460)  (1,544)       (706)
                                                -------- --------     -------

Net increase (decrease) in cash and cash equivalents164      (170)        262

Cash and cash equivalents at beginning of year      329       499         237
                                              -------------------     -------

Cash and cash equivalents at end of year    $     493   $     329     $   499
                                            =========   =========     =======

Cash paid during the year for interest      $     201   $     124    $     66
                                            =========   =========    ========





                             See accompanying notes.

                    1994 AND 1993 COMBINED JOINT VENTURES OF
              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies

     Organization

       The accompanying financial statements of the 1994 and 1993 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership (Combined Joint Ventures) include the accounts of DeVargas Center Joint Venture (DeVargas), a Virginia limited partnership; Portland Pacific Associates Two (Willow Grove Apartments), a California general partnership; and Richmond Paragon Partnership (One Paragon Place), a Virginia general partnership.

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

      The Combined Joint Ventures have reviewed FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" which is effective for financial statements for years beginning after December 15, 1995, and believes this new pronouncement will not have a material effect on the Combined Joint Ventures' financial statements.

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

7.  Leases

       Minimum rental revenues to be recognized by the DeVargas Mall and One Paragon Place joint ventures on the straight-line basis in the future on noncancellable operating leases are as follows (in thousands):

                        Year ended December 31:

                              1995                      $  3,462
                              1996                         3,420
                              1997                         2,711
                              1998                         1,889
                              1999                           926
                              Thereafter                   6,049
                                                      ----------
                                                        $ 18,457
                                                        ========

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


Schedule III - Real Estate and Accumulated Depreciation
                                           1994 AND 1993 COMBINED JOINT VENTURES OF
                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1994
                                                        (In thousands)

                                                                                                                     Life on Which
                             Initial Cost to      Costs                                                              Depreciation
                             Consolidated       Capitalized  Gross Amount at Which Carried at                        in Latest
                             Joint Venture       (Removed)          End of Year                                      Income
                                Buildings &  Subsequent to     Buildings &        Accumulated  Date of      Date     Statement
Description Encumbrances  Land  Improvements Acquisition  Land Improvements Total Depreciation Construction Acquired is Computed
- ----------- ------------  ----  ------------ -----------  ---- ------------ ----- ------------ ------------ -------- -----------
Shopping Center
Santa Fe, NM   $ 2,951   $4,052   $ 6,669      $5,961    $4,052   $12,630  $16,682  $ 3,727        1972     4/19/88   5-40 yrs.

Office Building
Richmond, VA     8,579    2,719    18,349         413     2,696    18,785   21,481    5,668        1987     9/26/88   7-31.5 yrs.

Apartment Complex
Beaverton, OR    2,183      475     4,025         460       475     4,485    4,960    1,089        1987     9/20/88   5-27.5 yrs.
              --------    ------- -------    --------   -------   --------  ------   -----
   Totals      $13,713   $7,246   $29,043     $ 6,834    $7,223    $35,900 $43,123  $10,484
               =======   ======   =======     =======    ======    ======= =======  ========
Notes
- -----

(A) The  aggregate  cost of real estate  owned at December  31, 1994 for Federal income tax purposes is  approximately  $44,182,000.  (B) See Note 4 and 6 to the accompanying  financial  statements  for a description  of the terms of the debt encumbering the properties. (C) Reconciliation of real estate owned:
                                                   1994              1993                1992
                                                   ----              ----                ----
  Balance at beginning of period               $42,266           $ 41,617             $40,688
  Increase due to additions                        857              1,077               1,516
  Write-offs due to disposals                        -               (428)               (587)
                                         -------------           ---------         ----------
  Balance at end of period                   $  43,123            $42,266             $41,617
                                             =========            =======             =======

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period           $     8,496           $  6,761             $ 5,221
  Depreciation expense                           1,988              1,772               1,616
  Write-offs due to disposals                        -                (37)                (76)
                                       ---------------        ------------         ----------
  Balance at end of period                 $    10,484           $  8,496             $ 6,761
                                           ===========           ========             =======