Form 10-Q
period 1996-06-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1996-08-13
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                       June 30       March 31
                                                       -------       --------

Operating investment properties, at cost:
   Land                                                $ 4,208       $  4,208
   Building and improvements                            14,167         14,153
                                                       -------       --------
                                                        18,375         18,361
   Less accumulated depreciation                        (3,529)        (3,395)
                                                       --------      --------
                                                        14,846         14,966

Investments in unconsolidated joint
  ventures, at equity                                   14,816         15,154
Cash and cash equivalents                                3,775          3,439
Escrowed cash                                               49              -
Accrued interest and other receivables                      55            119
Accounts receivable - affiliates                             7              7
Prepaid expenses                                            14              7
Deferred expenses, net                                     185            193
                                                       -------        -------
                                                       $33,747        $33,885
                                                       =======        =======

                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest                    $11,442        $11,255
Accounts payable and accrued expenses                       63             75
Tenant security deposits                                    14             14
Advances from consolidated ventures                        328            198
Accrued real estate taxes                                   18             13
Partners' capital                                       21,882         22,330
                                                      --------       --------
                                                       $33,747        $33,885
                                                       =======        =======














                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended June 30, 1996 and 1995 (Unaudited)
                                (In thousands)


                                                   General        Limited
                                                   Partners       Partners
                                                   -------        --------

Balance at March 31, 1995                           $(208)         $23,629
Cash distributions                                     (3)            (252)
Net loss                                               (1)             (81)
                                                    -----          -------
Balance at June 30, 1995                            $(212)         $23,296
                                                    =====          =======

Balance at March 31, 1996                           $(218)         $22,548
Cash distributions                                     (3)            (252)
Net loss                                               (2)            (191)
                                                    -----          -------
Balance at June 30, 1996                            $(223)         $22,105
                                                    ======         =======
































                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS OF OPERATIONS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
                     (In thousands, except per Unit data)

                                              1996         1995
                                              ----         ----

Revenues:
   Rental income and expense
     reimbursements                          $ 563        $ 552
   Interest income                              47           63
                                             -----        -----
                                               610          615

Expenses:
   Interest expense                            295          463
   Property operating expenses                 131          114
   Real estate taxes                            37           24
   General and administrative                   84           77
   Depreciation and amortization               134          154
                                             -----        -----
                                               681          832
                                             -----        -----
Operating loss                                 (71)        (217)

Partnership's share of unconsolidated
   ventures' income (losses)                  (122)         135
                                             -----        -----

Net loss                                     $(193)       $ (82)
                                             =====        =====

Net loss per
   Limited Partnership Unit                  $(3.78)     $(1.61)
                                             ======      ======

Cash distributions per
   Limited Partnership Unit                  $ 5.00      $ 5.00
                                             ======      ======

   The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.












                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net loss                                          $   (193)        $   (82)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
    Partnership's share of unconsolidated
      ventures' income (losses)                          122             (135)
    Depreciation and amortization                        134              154
    Amortization of deferred loan costs                   10                8
    Interest expense on zero coupon loans                197              437
    Changes in assets and liabilities:
      Accrued interest and other receivables              64              (38)
      Prepaid expenses                                    (7)              (6)
      Deferred expenses                                   (2)               -
      Accounts payable and accrued expenses              (12)              36
      Accrued real estate expenses                         5                -
      Tenant security deposits                             -                1
      Advances from consolidated ventures                130              155
                                                     -------          -------
        Total adjustments                                641              612
                                                     -------          -------

        Net cash provided by operating activities        448              530
                                                     -------          -------

Cash flows from investing activities:
   Additional investments in unconsolidated
      joint ventures                                       -              (75)
   Net additions to escrowed cash                        (49)               -
   Additions to operating investment properties          (14)              (4)
   Distributions from unconsolidated joint ventures       216             437
                                                      -------          ------

        Net cash provided by investing activities        153              358
                                                     -------          -------


Cash flows from financing activities:
   Cash distributions to partners                       (255)            (255)
   Payment of deferred financing costs                     -             (229)
   Payments of principal on notes payable                (10)               -
                                                     -------          -------


        Net cash used in financing activities          (265)            (484)
                                                     -------          -------


Net increase in cash and cash equivalents                336              404

Cash and cash equivalents, beginning of period         3,439            3,824
                                                    --------         --------

Cash and cash equivalents, end of period            $  3,775          $ 4,228
                                                    ========          =======

Cash paid during the period for interest           $      88         $      -
                                                   =========         ========



                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements

1.  Organization

  The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1996.

  In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2.  Related Party Transactions

   Included in general and administrative expenses for the three-month periods ended June 30, 1996 and 1995 is $25,000 and $26,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the three months ended June 30, 1996 and 1995 is $7,000 and $1,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships

  As of June 30, 1996, the Partnership has investments in two unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

  Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1996 and 1995
                                 (in thousands)

                                                 1996       1995
                                                 ----       ----

Revenues:
   Rental revenues and expense recoveries      $ 1,032    $ 1,125
   Interest and other income                         9          2
                                               -------    -------
                                                 1,041      1,127

Expenses:
   Property operating expenses                     417        369
   Real estate taxes                                43         49
   Interest expense                                249         71
   Depreciation and amortization                   433        462
                                              --------   --------
                                                 1,142        951
Net income (loss)                             $   (101)  $    176
                                              ========   ========

Net income (loss)
   Partnership's share of
     combined income (losses)                $    (117)  $    140
   Co-venturers' share of
     combined income (losses)                       16         36
                                             ---------  ---------
                                             $    (101) $     176
                                             ========== =========

             Reconciliation of Partnership's Share of Operations For the three months ended June 30, 1996 and 1995 (in thousands)

                                                 1996        1995
                                                 ----       ----

     Partnership's share of operations,
      as shown above                          $   (117)     $  140
     Amortization of excess basis                   (5)         (5)
                                              --------      ------
     Partnership's share of
      unconsolidated ventures'
      income (losses)                         $   (122)     $  135
                                              =========     ======

4.  Operating Investment Properties

    At June 30, 1996, the Partnership has investments in two consolidated joint venture partnerships which own operating investment properties. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

   As discussed in the Partnership's Annual Report, the Partnership owns a controlling interest in the Colony Plaza General Partnership, which was formed to acquire and operate the Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center, which consists of approximately
   217,000 square feet of leasable retail space, was acquired by the joint venture on January 18, 1990.

   On January 27, 1995, the Partnership purchased 99% of its co-venture partner's interest in Portland Pacific Associates Two for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture. Portland Pacific Associates Two owns the Willow Grove Apartments, a 119-unit complex located in Beaverton, Oregon.

   The following is a combined summary of property operating expenses for the consolidated joint ventures for the three months ended March 31, 1996 and 1995 (in thousands):

                                       1996      1995
                                       ----       ----

      Common area maintenance        $    35     $  26
      Utilities                           22        18
      Management fees                     21        21
      Administrative and other            53        49
                                     -------   -------
                                     $   131     $ 114
                                     =======     =====

5. Notes payable

    Notes payable and accrued interest at June 30, 1996 and March 31, 1996 consist of the following (in thousands):

                                                  June 30         March 31
                                                  ------          --------

     10.5%  nonrecourse  loan payable by
the  Partnership  to a finance  company,
which is  secured  by the  Colony  Plaza
operating   investment   property.   All
interest   and   principal   is  due  at
maturity, on December 29, 1996. Interest
is  compounded  semi-annually.   Accrued
interest  at June 30, 1996 and March 31,
1996  amounted  to  $3,827  and  $3,630,
respectively.  The  fair  value  of  the
mortgage note  approximated its carrying
value at June 30,  1996  and  March  31,
1996.  See  discussion  below.                    $ 7,877         $7,680

     9.59%  nonrecourse  loan payable by
the   consolidated    Portland   Pacific
Associates  Two  to a  finance  company,
which is  secured  by the  Willow  Grove
operating investment property.  The note
requires monthly  principal and interest
payments of $32 from April 1995  through
maturity in March  2002.  The fair value
of the mortgage  note  approximated  its
carrying  value  at March  31,  1996 and
December 31, 1995.                                 3,565           3,575
                                                 --------        -------
                                                 $ 11,442        $11,255
                                                 ========        =======


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

    The borrowing secured by Colony Plaza is scheduled to mature on December 29, 1996, at which time total principal and accrued interest of $8,290,190 will be due and payable. Management is currently negotiating with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. Any refinancing or modification transaction is likely to require a sizable principal paydown in order to reduce the loan-to-value ratio of the mortgage note payable. If the refinancing or extension of this loan is not accomplished by the stated maturity date, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Contingencies

    As discussed in detail in the Partnership's Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    As discussed further in the Annual Report, management continues to focus its efforts on refinancing the Partnership's remaining zero coupon loan secured by the Colony Plaza shopping center. This loan, which had an outstanding balance of $7,877,000 at June 30, 1996, is scheduled to mature in December 1996, at which time approximately $8,290,000 would be due. Management is currently negotiating with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. As discussed further in the Annual Report, as expected Wal-Mart closed its 82,000 square foot store at Colony Plaza in July 1996 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart will remain obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant will likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. To date, management has been informed that two shop tenants totalling 8,400 square feet, which have lease expiration dates in July 1997 and December 1997, will also vacate Colony Plaza to open stores at the new Wal-Mart anchored center. However, the tenants have not informed management when they plan to vacate Colony Plaza. As with Wal-Mart, these tenants will remain liable for payment of both rent and their respective shares of operating expenses through the remainder of their lease terms. During the current quarter, the Partnership hired new property management and leasing agents to oversee this period of restabilization for the Colony Plaza property. The new leasing agents have already entered into preliminary discussions with a number of potential replacement anchor tenants for the Wal-Mart space. Additionally, the leasing team is in renewal discussions with four tenants comprising 11,200 square feet. The anchor tenant vacancy at Colony Plaza will make obtaining new financing very difficult. Accordingly, management is currently focusing its efforts on extension and modification negotiations with the existing first mortgage lender. As a result of the Wal-Mart vacancy, any refinancing or modification transaction is likely to require a sizable principal paydown to reduce the loan-to-value ratio of the mortgage note payable.

      As previously reported, on November 16, 1995 the Partnership refinanced the zero coupon loan secured by the One Paragon Place Office Building which had a principal balance of $10.4 million with a new loan issued in the name of the joint venture which owns the property. The new loan had an initial principal balance of $8,750,000, bears interest at a rate of 8% per annum and requires monthly principal and interest payments of approximately $68,000. The loan, which is recorded on the books of the unconsolidated joint venture, is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy the lender's loan-to-value ratio requirements. The Partnership contributed the funds required to complete this refinancing transaction. One Paragon Place was 99% occupied at June 30, 1996. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of steady job and population growth. Recently, the level of new construction activity has increased somewhat with a number of build-to-suit and speculative buildings in the process of being completed. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorably against both existing and new properties in its submarket. During the next 18 months, leases comprising 27% of One Paragon Place's leasable area will be up for renewal. With current market rental rates higher than rates on the leases up for renewal, management expects revenues at the property to increase as new leases or renewals are signed.

    The DeVargas Mall had an average leasing level of 89% for the first quarter of fiscal 1997. As previously reported in the Annual Report, during the fourth quarter of fiscal 1996 management signed a lease with a national department store retailer which will occupy 27,910 square feet at DeVargas, or approximately 11% of the property's leasable area. To accommodate this new anchor tenant, leases with two tenants totalling 7,007 square feet were terminated and two additional tenants totalling 12,388 square feet were relocated and downsized to spaces totalling 5,741 square feet. In addition, leasing discussions are ongoing with a potential 16,000 square foot tenant to fill a vacant mini-anchor space at the Mall. Funding of the required tenant improvements for the 27,910 square foot lease referred to above and for any significant new leases will be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner.

      As discussed further in the Annual Report, the Partnership has no current plans to market any of its operating investment properties for sale. While the estimated market value of the One Paragon Place Office Building has stabilized over the past two years, it remains significantly below the acquisition price paid by the Partnership due to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. While the local market conditions in Richmond are strengthening, as discussed further above, it remains to be seen whether office building values will fully recover to their levels of the late 1980's within the Partnership's remaining holding period. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space. As a result of the current leasing status of the Partnership's two retail properties, as discussed further above, management believes that the values of both properties might be significantly enhanced in the near term if the Partnership is successful in stabilizing the respective tenant rosters. With respect to the Partnership's apartment property, while the market for sales of multi-family properties in most markets has been strong over the past two years, the Willow Grove property is the Partnership's smallest investment, at 10% of the original investment portfolio, and it generates a stable cash flow which contributes to the payment of the Partnership's operating costs and operating cash flow distributions. As a result, the Partnership will most likely delay any active sales efforts for Willow Grove until conditions become more favorable for potential dispositions of the three commercial properties. Management's hold versus sell decisions will continue to be based on an assessment of the best expected overall returns to the Limited Partners.

    At June 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $3,775,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing expenses and potential principal paydowns related to the Partnership's remaining zero coupon loan and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended June 30, 1996

     The Partnership reported a net loss of $193,000 for the quarter ended June 30, 1996, as compared to a net loss of $82,000 for the same period in the prior year. This increase of $111,000 in the Partnership's net loss resulted from an unfavorable change in the Partnership's share of unconsolidated ventures' operations of $257,000, which was partially offset by a decrease in the Partnership's operating loss of $146,000. The unfavorable change in the Partnerships share of unconsolidated ventures' operations, as well as the decrease in the Partnership's operating loss, are primarily attributable to the change in the entity reporting the interest expense associated with the borrowing secured by the One Paragon Place Office Building. As discussed further above and in the Annual Report, the zero coupon loan secured by the One Paragon Place Office Building, originally issued in the name of the Partnership, was refinanced with the proceeds of a new loan obtained by the One Paragon Place joint venture. This refinancing transaction increased the interest expense at the unconsolidated joint venture while at the same time decreasing the Partnership's interest expense. Interest expense on the One Paragon Place mortgage debt declined by $85,000 for the current three-month period as a result of the lower principal balance and interest rate on the new loan. The unfavorable change in the Partnership's share of unconsolidated ventures' operations prior to the effect of the interest expense associated with the new One Paragon Place loan was $82,000. The major portion of this unfavorable change is attributable to a decrease in rental revenues at the DeVargas Mall and an increase in property operating expenses at One Paragon Place for the three months ended March 31, 1996. Property operating expenses at One Paragon Place increased due to additional utility and maintenance expenses caused by a severe winter. Rental revenues decreased at the DeVargas Mall due to a decrease in average occupancy.

     The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, increased by $114,000 for the three months ended June 30, 1996 primarily due to a decrease in interest income, interest expense attributable to the Willow Grove mortgage loan obtained in March 1995 and increases in real estate taxes and general and administrative expenses. Interest income on Partnership cash reserves declined due to a lower average cash balance in the current three-month period as a result of the cash reserves used to complete the One Paragon Place refinancing transaction in the third quarter of fiscal 1996.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  August 13, 1996