Form 10-Q
period 1996-09-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1996-11-14
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                         CONSOLIDATED BALANCE SHEETS
              September 30, 1996 and March 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS
                                                    September 30     March 31
                                                    ------------     --------

Operating investment properties, at cost:
   Land                                               $  4,208       $  4,208
   Building and improvements                            14,157         14,153
                                                      --------       --------
                                                        18,365         18,361
   Less accumulated depreciation                        (3,685)        (3,395)
                                                      --------       --------
                                                        14,680         14,966

Investments in unconsolidated joint
   ventures, at equity                                  14,543         15,154
Cash and cash equivalents                                4,161          3,439
Escrowed cash                                               19              -
Accrued interest and other receivables                      24            119
Accounts receivable - affiliates                             7              7
Prepaid expenses                                             2              7
Deferred expenses, net                                     171            193
                                                       -------       ---------
                                                       $33,607        $33,885
                                                       =======        =======

                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest                    $11,639        $11,255
Accounts payable and accrued expenses                      101             75
Accrued real estate taxes                                   37             13
Tenant security deposits                                    14             14
Advances from consolidated ventures                        328            198
Partners' capital                                       21,488         22,330
                                                      --------       --------
                                                       $33,607        $33,885
                                                       =======        =======
















                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)


                                       Three Months Ended    Six  Months Ended
                                         September 30,         September 30,
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental income and expense
     reimbursements                     $ 596    $ 536     $ 1,159    $ 1,087
   Interest income                         51       68          98        131
                                        -----    -----     -------    -------
                                          647      604       1,257      1,218

Expenses:
   Interest expense                       304      540         599      1,010
   Property operating expenses            103      113         234        228
   Real estate taxes                       38       38          75         77
   General and administrative              90       92         174        167
   Depreciation and amortization          160      149         294        282
                                         -----    -----     -------    -------
                                          695      932       1,376      1,764
                                         ----     -----     -------    -------
Operating loss                            (48)    (328)       (119)      (546)

Partnership's share of unconsolidated
   ventures' income (losses)              (91)     559        (213)       694
                                        -----    -----      ------     ------

Net income (loss)                      $ (139) $   231     $  (332)   $   148
                                       ======  =======     =======    =======

Net income (loss) per
   Limited Partnership Unit            $ (2.73)  $ 4.53     $ (6.50)   $  2.90
                                       =======   ======     =======    =======

Cash distributions per
   Limited Partnership Unit            $  5.00  $  5.00      $10.00     $10.00
                                       =======  =======      ======     ======

   The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.














                           See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                   General        Limited
                                                   Partners       Partners
                                                   --------       --------

Balance at March 31, 1995                           $(208)         $23,629
Cash distributions                                     (5)            (505)
Net income                                              2              147
                                                    ------         --------
Balance at September 30, 1995                       $(211)         $23,271
                                                    =====          =======

Balance at March 31, 1996                           $(218)         $22,548
Cash distributions                                     (5)            (505)
Net loss                                               (4)            (328)
                                                    -----          -------
Balance at September 30, 1996                       $(227)         $21,715
                                                    =====          =======


































                           See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                         1996           1995
                                                         ----           ----
Cash flows from operating activities:
   Net income (loss)                                 $  (332)          $  148
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
    Partnership's share of unconsolidated
      ventures' income (losses)                          213             (694)
    Depreciation and amortization                        294              282
    Amortization of deferred loan costs                   21               16
    Interest expense on zero coupon loans                403              888
    Changes in assets and liabilities:
      Accrued interest and other receivables              95             (360)
      Prepaid expenses                                     5               (1)
      Deferred expense                                    (3)               -
      Accounts payable and accrued expenses               26               42
      Accrued real estate taxes                           24                -
      Tenant security deposits                             -                4
      Advances from consolidated ventures                130              152
                                                     -------          -------
        Total adjustments                              1,208              329
                                                     -------          -------
        Net cash provided by operating activities        876              477
                                                     -------          -------

Cash flows from investing activities:
   Additional investments in unconsolidated
      joint ventures                                       -             (224)
   Net additions to escrowed cash                        (19)               -
   Additions to operating investment properties           (4)             (14)
   Distributions from unconsolidated joint
      ventures                                           398            1,307
                                                    --------         --------
        Net cash provided by investing activities        375            1,069
                                                    --------         --------

Cash flows from financing activities:
   Cash distributions to partners                       (510)            (510)
   Payment of deferred financing costs                     -             (192)
   Payments of principal on notes payable                (19)               -
                                                    --------        ---------
        Net cash used in financing activities           (529)            (702)
                                                    --------        ---------

Net increase in cash and cash equivalents                722              844

Cash and cash equivalents, beginning of period         3,439            3,824
                                                    --------         --------

Cash and cash equivalents, end of period             $ 4,161          $ 4,668
                                                     =======          =======

Cash paid during the period for interest             $   175         $      -
                                                     =======         ========



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

2.  Related Party Transactions

   Included in general and administrative expenses for the six-month periods ended September 30, 1996 and 1995 is $41,000 and $50,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended September 30, 1996 and 1995 is $7,000 and $6,000, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

3.  Investments in Unconsolidated Joint Venture Partnerships

  As of September 30, 1996, the Partnership has investments in two unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears.

  Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1996 and 1995
                                 (in thousands)

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------    ----------------
                                       1996        1995        1996     1995
                                       ----        ----        ----     ----

Revenues:
   Rental revenues and expense
 recoveries                           $ 1,027    $ 1,617    $2,059     $2,742
   Interest and other income               12          3        21          5
                                      -------    -------    ------     ------
                                        1,039      1,620     2,080      2,747

Expenses:
   Property operating expenses            405        440       822        810
   Real estate taxes                       44         52        87        101
   Interest expense                       250         74       499        145
   Depreciation and amortization          429        463       862        925
                                     --------   --------    ------    -------
                                        1,128      1,029     2,270      1,981
                                     --------   --------    ------    -------
Net income (loss)                    $    (89)  $    591    $ (190)   $   766
                                     ========   ========    ======    =======

Net income (loss):
   Partnership's share of
     combined income (losses)        $    (86)  $    564    $ (203)   $   704
   Co-venturers' share of
     combined income (losses)              (3)        27        13         62
                                    ---------   --------    ------    -------
                                    $     (89)  $    591    $ (190)   $   766
                                    =========   ========    ======    =======

               Reconciliation of Partnership's Share of Operations
    For the three and six months ended June 30, 1996 and 1995 (in thousands)

                                        Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                     ---------------------    ----------------
                                       1996        1995        1996     1995
                                       ----        ----        ----     ----

Partnership's share of operations,
   as shown above                   $     (86)  $    564    $  (203)  $   704
Amortization of excess basis               (5)        (5)       (10)      (10)
                                    ---------   ---------   -------   -------
Partnership's share of
   unconsolidated ventures'
   income (losses)                  $     (91)  $    559    $  (213)  $   694
                                    =========   ========    =======   =======

4.  Operating Investment Properties

    At September 30, 1996, the Partnership has investments in two consolidated joint venture partnerships which own operating investment properties. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

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

   The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and six months ended June 30, 1996 and 1995 (in thousands):

                                       Three Months Ended     Six  Months Ended
                                             June 30,              June 30,
                                        -----------------     -----------------
                                         1996      1995        1996     1995
                                         ----      ----        ----     ----

      Common area maintenance          $  27     $  36        $  62    $  62
      Utilities                           21        18           43       36
      Management fees                     26        21           47       42
      Administrative and other            29        38           82       88
                                       -----     -----        -----    -----
                                       $ 103     $ 113        $ 234    $ 228
                                       =====     =====        =====    =====

5. Notes payable

    Notes payable and deferred interest at September 30, 1996 and March 31, 1996 consist of the following (in thousands):

                                                  September 30    March 31
                                                  ------------    --------

     10.5%  nonrecourse  loan payable
by  the   Partnership  to  a  finance
company,  which  is  secured  by  the
Colony  Plaza  operating   investment
property.  All interest and principal
is due at  maturity,  on December 29,
1996.    Interest    is    compounded
semi-annually.  Accrued  interest  at
September 30, 1996 and March 31, 1996
amounted   to  $4,033   and   $3,630,
respectively.  The fair  value of the
mortgage   note    approximated   its
carrying  value at September 30, 1996
and March 31,  1996.  See  discussion
below.                                            $ 8,083        $ 7,680

     9.59%  nonrecourse  loan payable
by the consolidated  Portland Pacific
Associates Two to a finance  company,
which is secured by the Willow  Grove
operating  investment  property.  The
note requires  monthly  principal and
interest  payments  of $32 from April
1995 through  maturity in March 2002.
The fair value of the  mortgage  note
approximated  its  carrying  value at
June 30, 1996 and  December 31, 1995.
                                                    3,556          3,575
                                                  -------        -------
                                                  $11,639        $11,255
                                                  =======        =======


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

    The borrowing secured by Colony Plaza is scheduled to mature on December 29, 1996, at which time total principal and accrued interest of $8,290,190 will be due and payable. Management is currently negotiating with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. A refinancing or modification transaction could require a sizable principal paydown by the Partnership in order to reduce the loan-to-value ratio of the mortgage note payable. If the refinancing or extension of this loan is not accomplished by the stated maturity date, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                  PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in July 1996 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart will remain obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant will likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. To date, one 6,000 square foot tenant has exercised a co-tenancy clause in its lease which allowed it to close its store because of the Wal-Mart vacancy. Unless the Wal-Mart space is re-leased within twelve months, this tenant will only be required to pay its share of common area maintenance, taxes and insurance during this twelve-month period, after which it can cancel its entire lease obligation, which expires in January 1998, upon 30 days' written notice. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. Reported tenant sales results for August and September have declined significantly. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy. During the first quarter of fiscal 1997, the Partnership hired new property management and leasing agents to oversee this period of restabilization for the Colony Plaza property. The new leasing agents have already entered into preliminary discussions with a number of potential replacement anchor tenants for the Wal-Mart space.

    As discussed further in the Annual Report, management continues to focus its efforts on refinancing the Partnership's remaining zero coupon loan which is secured by the Colony Plaza shopping center. This loan, which had an outstanding balance of $8,083,000 at September 30, 1996, is scheduled to mature in December 1996, at which time approximately $8,290,000 would be due. Management is currently negotiating with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. The anchor tenant vacancy at Colony Plaza will make obtaining new financing very difficult. Accordingly, management is currently focusing its efforts on negotiations with the existing first mortgage lender. As a result of the Wal-Mart vacancy, any refinancing or modification transaction could require a sizable principal paydown by the Partnership to reduce the loan-to-value ratio of the mortgage note payable. If a restructuring or refinancing of the current mortgage loan cannot be accomplished by the schedule maturity date, the lender could choose to initiate foreclosure proceedings. The eventual outcome of this situation is uncertain at the present time.

      As previously reported, on November 16, 1995 the Partnership refinanced the zero coupon loan secured by the One Paragon Place Office Building, which had a principal balance of $10.4 million, with a new loan issued in the name of the joint venture which owns the property. The new loan had an initial principal balance of $8,750,000, bears interest at a rate of 8% per annum and requires monthly principal and interest payments of approximately $68,000. The loan, which is recorded on the books of the unconsolidated joint venture, is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy the lender's loan-to-value ratio requirements. The Partnership contributed the funds required to complete this refinancing transaction. One Paragon Place was 99% occupied at September 30, 1996. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of steady job and population growth. As a result of the strong market conditions, the level of new construction activity in the Richmond area has increased with a number of build-to-suit and speculative buildings in the process of being completed. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorably against both existing and new properties in its submarket. During the quarter ended September 30, 1996, the property's leasing team signed a lease renewal with a tenant occupying 3,090 square feet at an average rental rate that was 6% higher than the rate paid under the tenant's old lease. During the next 15 months, leases comprising 25% of One Paragon Place's leasable area will be up for renewal. With current market rental rates higher than rates on the leases up for renewal, management expects revenues at the property to increase as new leases or renewals are signed.

    The DeVargas Mall was 92% leased as of September 30, 1996. As previously reported in the Annual Report, during the fourth quarter of fiscal 1996 management signed a lease with a national department store retailer which took occupancy of 27,910 square feet at DeVargas during the quarter ended September 30, 1996. To accommodate this new anchor tenant, leases with two tenants totalling 7,007 square feet were terminated and two additional tenants totalling 12,388 square feet were relocated and downsized to spaces totalling 5,741 square feet. During the quarter ended September 30, 1996, lease negotiations were finalized with 16,000 square foot national drug store chain to fill a vacant mini-anchor space at the Mall. Funding of the required tenant improvements for the 27,910 and 16,000 square foot leases referred to above will be accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner.

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

      With respect to the Partnership's apartment property, the markets for sales of multi-family properties in the Pacific Northwest in general and in the Portland, Oregon area in particular have been strong over the past twelve months and remain favorable at the present time despite the addition of new properties to the market supply and an increase in the use of concessions by existing property owners in response to the new competition. Market conditions are expected to remain strong in the near term due to the region's history of healthy employment gains and the resurgence in the growth of the high technology industries. Accordingly, management is currently analyzing whether a near-term sale of the Willow Grove property which is the Partnership's smallest investment, at 10% of the original investment portfolio, would be in the best interests of the Limited Partners. Management's hold versus sell decisions will continue to be based on an assessment of the best expected overall returns to the Limited Partners.

    At September 30, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,161,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan and to fund capital enhancements and tenant improvements for the operating investment properties, if necessary, in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended September 30, 1996

     The Partnership reported a net loss of $139,000 for the three months ended September 30, 1996, as compared to net income of $231,000 for the same period in the prior year. This unfavorable change of $370,000 in the Partnership's net operating results is due to an unfavorable change in the Partnership's share of unconsolidated ventures' operations of $650,000, which was partially offset by a decrease in the Partnership's operating loss of $280,000. The unfavorable change in the Partnerships share of unconsolidated ventures' operations, as well as the decrease in the Partnership's operating loss, are primarily attributable to the change in the entity reporting the interest expense associated with the borrowing secured by the One Paragon Place Office Building. As discussed further above and in the Annual Report, the zero coupon loan secured by the One Paragon Place Office Building, originally issued in the name of the Partnership, was refinanced with the proceeds of a new loan obtained by the One Paragon Place joint venture. This refinancing transaction increased the interest expense at the unconsolidated joint venture while at the same time decreasing the Partnership's interest expense. The unfavorable change in the Partnership's share of unconsolidated ventures' operations prior to the effect of the interest expense associated with the One Paragon Place loan was $476,000. The major portion of this unfavorable change is attributable to a decrease in rental revenues at both One Paragon Place and DeVargas. During fiscal 1996, the One Paragon Place joint venture received $500,000 in connection with a lease termination agreement with a significant tenant which is included in rental revenue in the prior year. Rental revenues decreased at DeVargas for the current three-month period due to a decrease in the property's average occupancy level.

     The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, decreased by $16,000 for the current three-month period primarily due to an increase in rental revenues and a decrease in property operating expenses from the consolidated joint ventures. Rental revenues increased slightly at Colony Plaza due to an increase in the average leased space in the current fiscal year. As discussed further in the notes to the financial statements, the Partnership reports it's share of ventures' operations on a three-month lag. As a result the reported results for Colony Plaza are for the period ended June 30,1996, which is prior to the date that Wal-Mart vacated the Center. As discussed further above, revenues from Colony Plaza are expected to decline significantly in future periods, until the Wal-Mart space is re-leased as a result of the impact of the Wal-Mart vacancy on the leasing of the remainder to the Center.

Six months ended September 30, 1996

     The Partnership reported a net loss of $332,000 for the quarter ended September 30, 1996, as compared to net income of $148,000 for the same period in the prior year. This unfavorable change of $480,000 in the Partnership's net operating results is due to an unfavorable change in the Partnership's share of unconsolidated ventures' operations of $907,000, which was partially offset by a decrease in the Partnership's operating loss of $427,000. The unfavorable change in the Partnership's share of unconsolidated ventures' operations, as well as the decrease in the Partnership's operating loss, are primarily attributable to the change in the entity reporting the interest expense associated with the borrowing secured by the One Paragon Place Office Building, as discussed further above. The unfavorable change in the Partnership's share of unconsolidated ventures' operations prior to the effect of the interest expense associated with the One Paragon Place loan was $558,000. The major portion of this unfavorable change is attributable to a decrease in rental revenues at both One Paragon
Place and DeVargas. During fiscal 1996, the One Paragon Place joint venture received $500,000 in connection with a lease termination agreement with a significant tenant, which is included in rental revenue in the prior year. Rental revenues decreased at DeVargas for the current six-month period due to a decrease in the property's average occupancy level.

     The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, increased by $97,000 for the current six-month period primarily due to a decrease in interest income and an increase in interest expense attributable to the Willow Grove mortgage loan obtained in March 1995. Interest income on Partnership cash reserves declined due to a lower average cash balance as a result of the cash reserves used to complete the One Paragon Place refinancing transaction in the third quarter of fiscal 1996.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement is scheduled to continue in November 1996.

     With regard to the Abbate action described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitations. The eventual outcome of this litigation and the potential impact, if any, on the Partnership's unitholders remains undeterminable at the present time.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Annual Report on Form 10-K for the year ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnificaiton for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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



Dated:  November 13, 1996