Form 10-Q
period 1996-12-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1997-02-12
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  -----
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1996 and March 31, 1996 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                     December 31   March 31
                                                     -----------   --------

Operating investment properties, at cost:
   Land                                              $   4,208       $  4,208
   Buildings and improvements                           14,153         14,153
                                                     ---------       --------
                                                        18,361         18,361
   Less accumulated depreciation                        (3,811)        (3,395)
                                                     ---------       --------
                                                        14,550         14,966

Investments in unconsolidated joint ventures,
   at equity                                            14,342         15,154
Cash and cash equivalents                                4,195          3,439
Accrued interest and other receivables                      31            119
Accounts receivable - affiliates                             7              7
Prepaid expenses                                            43              7
Deferred expenses, net                                     157            193
                                                    ----------       --------
                                                    $   33,325       $ 33,885
                                                    ==========       ========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest                 $   11,836       $ 11,255
Accounts payable and accrued expenses                       71             75
Accrued real estate taxes                                    -             13
Tenant security deposits                                    15             14
Advances from consolidated ventures                        108            198
Partners' capital                                       21,295         22,330
                                                    ----------       --------
                                                    $   33,325       $ 33,885
                                                    ==========       ========


















                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and nine months ended December 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)


                                     Three Months Ended    Nine Months Ended
                                         December 31,        December 31,
                                     -------------------   -----------------
                                        1996     1995        1996     1995
                                        ----     ----        ----     ----

Revenues:
   Rental income and expense
     reimbursements                    $  615    $ 549     $ 1,774    $ 1,636
   Interest income                         56       58         154        189
                                       ------    -----     -------    -------
                                          671      607       1,928      1,825

Expenses:
   Interest expense                       302      365         901      1,376
   Property operating expenses            114      113         348        340
   Real estate taxes                       37       41         112        117
   General and administrative              45       88         219        255
   Depreciation and amortization          136      104         430        386
                                       ------    -----     -------    -------
                                          634      711       2,010      2,474
                                       ------    -----     -------    -------
Operating income (loss)                    37     (104)        (82)      (649)

Partnership's share of unconsolidated
   ventures' income (losses)               25      (10)       (188)       684
                                       ------   ------     -------    -------

Net income (loss)                      $   62   $ (114)    $  (270)   $    35
                                       ======   ======     =======    =======

Net income (loss) per
   Limited Partnership Unit             $1.21   $(2.23)   $ (5.29)   $  0.69
                                        =====   ======     =======    =======

Cash distributions per
   Limited Partnership Unit             $5.00   $  5.00     $15.00    $ 15.00
                                        =====   =======     ======    =======

   The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.














                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1996 and 1995 (Unaudited)
                                 (In thousands)


                                                   General        Limited
                                                   Partners       Partners
                                                   --------       --------

Balance at March 31, 1995                           $(208)         $23,629
Cash distributions                                     (8)            (757)
Net income                                              -               35
                                                    -----          -------
Balance at December 31, 1995                        $(216)         $22,907
                                                    =====          =======

Balance at March 31, 1996                           $(218)         $22,548
Cash distributions                                     (8)            (757)
Net loss                                               (3)            (267)
                                                    -----          -------
Balance at December 31, 1996                        $(229)         $21,524
                                                    =====          =======


































                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1996            1995
                                                        ----            ----
Cash flows from operating activities:
   Net income (loss)                                  $ (270)           $  35
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
    Partnership's share of unconsolidated
      ventures' income (losses)                          188             (684)
    Depreciation and amortization                        430              386
    Amortization of deferred loan costs                   29               23
    Interest expense on zero coupon loans                610            1,159
    Changes in assets and liabilities:
      Accrued interest and other receivables              88               (9)
      Prepaid expenses                                   (18)             (16)
      Deferred expenses                                   (7)               -
      Accounts payable and accrued expenses               (4)              78
      Accrued real estate taxes                          (31)               -
      Tenant security deposits                             1                4
      Advances from consolidated ventures                (90)             121
                                                      ------            -----
        Total adjustments                              1,196            1,062
                                                      ------            -----
        Net cash provided by operating activities        926            1,097
                                                      ------            -----

Cash flows from investing activities:
   Additional investments in unconsolidated
      joint ventures                                       -             (279)
   Additions to operating investment properties            -              (20)
   Distributions from unconsolidated joint ventures      624            9,818
                                                      ------            -----
        Net cash provided by investing activities        624            9,519
                                                      ------            -----

Cash flows from financing activities:
   Cash distributions to partners                       (765)            (765)
   Payment of deferred financing costs                     -             (134)
   Payments of principal on notes payable                (29)         (10,398)
                                                      ------            -----
        Net cash used in financing activities           (794)         (11,297)
                                                      ------            -----

Net increase (decrease) in cash and cash equivalents     756             (681)

Cash and cash equivalents, beginning of period         3,439            3,824
                                                      ------            -----

Cash and cash equivalents, end of period              $4,195           $3,143
                                                      ======           ======

Cash paid during the period for interest              $  262            $ 194
                                                      ======            =====



                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  General

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

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and March 31, 1996 and revenues and expenses for each of the three- and nine-month periods ended December 31, 1996 and 1995. Actual results could differ from the estimates and assumptions used.

2.  Related Party Transactions

    Included in general and administrative expenses for the nine-month periods ended December 31, 1996 and 1995 is $65,000 and $74,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the nine months ended December 31, 1996 and 1995 is $12,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

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

  Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1996 and 1995
                                 (in thousands)

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Revenues:
   Rental revenues and
     expense recoveries               $ 1,124    $ 1,058   $ 3,183    $ 3,799
   Interest and other income                6          1        27          7
                                      -------    -------   -------    -------
                                        1,130      1,059     3,210      3,806

Expenses:
   Property operating expenses            356        466     1,178      1,276
   Real estate taxes                       24         46       111        147
   Interest expense                       291         74       790        219
   Depreciation and amortization          429        454     1,291      1,379
                                     --------    -------   -------    -------
                                        1,100      1,040     3,370      3,021
                                     --------    -------   -------    -------
Net income (loss)                    $     30    $    19   $  (160)   $   785
                                     ========    =======   =======    =======

Net income (loss):
   Partnership's share of
     combined income (losses)        $     30    $    (5)  $  (173)   $   699
   Co-venturers' share of
     combined income (losses)              -         24        13         86
                                     --------    -------   -------    -------
                                     $     30    $    19   $  (160)   $   785
                                     ========    =======   =======    ========

               Reconciliation of Partnership's Share of Operations
 For the three and nine months ended September 30, 1996 and 1995 (in thousands)

                                      Three Months Ended    Nine Months Ended
                                          September 30,      September  30,
                                      ------------------    -----------------
                                          1996     1995        1996     1995
                                          ----     ----        ----     ----

Partnership's share of operations,
   as shown above                      $   30     $  (5)    $  (173)  $  699
Amortization of excess basis               (5)       (5)        (15)     (15)
                                       ------     -----     -------   ------
Partnership's share of
   unconsolidated ventures'
   income (losses)                     $   25     $ (10)    $  (188)  $  684
                                       ======     =====     =======   ======

4.  Operating Investment Properties

    The Partnership has investments in two consolidated joint venture partnerships which own operating investment properties as more fully described in the Partnership's Annual Report. The consolidated ventures have December 31 year-ends for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of these ventures on a three-month lag. All material transactions between the Partnership and these joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

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

   The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and nine months ended September 30, 1996 and 1995 (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September  30,
                                      ------------------    -----------------
                                         1996      1995        1996     1995
                                         ----      ----        ----     ----

      Common area maintenance          $  31     $  27       $   93   $   88
      Utilities                           22        22           65       59
      Management fees                     21        20           68       62
      Administrative and other            40        44          122      131
                                      ------     -----       ------   ------
                                      $  114     $ 113       $  348   $  340
                                      ======     =====       ======   ======

5. Notes payable

    Notes payable and deferred interest at December 31, 1996 and March 31, 1996 consist of the following (in thousands):

                                                  December 31     March 31
                                                  -----------     --------

     10.5%  nonrecourse  loan payable by
     the   Partnership   to  a   finance
     company,  which is  secured  by the
     Colony Plaza  operating  investment
     property.    All    interest    and
     principal  was due at maturity,  on
     December  29,  1996.   Interest  is
     compounded  semi-annually.  Accrued
     interest at  December  31, 1996 and
     March 31,  1996  amounted to $4,240
     and $3,630, respectively. It is not
     practicable   for   management   to
     estimate  the  fair  value  of this
     mortgage  note  payable  due to its
     current    default    status   (see
     discussion below).                           $ 8,290        $ 7,680

     9.59%  nonrecourse  loan payable by
     the  consolidated  Portland Pacific
     Associates   Two   to   a   finance
     company,  which is  secured  by the
     Willow Grove  operating  investment
     property. The note requires monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     September 30, 1996.                            3,546          3,575
                                                  -------        -------
                                                  $11,836        $11,255
                                                  =======        =======

    The borrowing secured by Colony Plaza was scheduled to mature on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Although the Partnership did not make its scheduled payment upon maturity, no formal default notices have been issued to date and management continues to negotiate with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources. A refinancing or modification transaction could require a sizable principal paydown by the Partnership in order to reduce the loan-to-value ratio of the mortgage note payable. If the refinancing or extension of this loan cannot be accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

6. Contingencies

    As discussed in more detail in the Annual Report for the year ended March 31, 1996, the Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

    As discussed further in the Annual Report, management continues to focus its efforts on refinancing the Partnership's remaining zero coupon loan which is secured by the Colony Plaza Shopping Center. This loan matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make its scheduled payment upon maturity, no formal default notices have been issued to date and management continues to negotiate with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. In addition, management is also pursuing possible alternative financing sources.

    As of December 31, 1996, the Colony Plaza Shopping Center in Augusta, Georgia remained 98% leased. Physical occupancy, however, declined from 57% to 33%. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant will likely adversely affect the Partnership's ability to retain existing tenants and to lease vacant space at the center unless a strong replacement anchor tenant is obtained. Food Max, the Center's 47,990 square foot grocery store tenant, closed on December 1, 1996, and a 2,400 square foot small shop tenant also closed during the quarter. However, subsequent to the end of the quarter the Food Lion grocery store chain entered into an agreement with Food Max to open Food Lion stores in several former Food Max locations, including Colony Plaza. After Food Lion completes a remodeling of the former Food Max space, its new store will open in the summer of 1997. As with Wal-Mart, and in keeping with the lease provisions, Food Max will remain obligated to pay rent and its share of operating expenses through the end of its lease term in June 2009.

    The anchor tenant vacancies at Colony Plaza will make obtaining new financing very difficult. Wal-Mart's and Food Max's decisions to close their stores at the center are weakening the other tenant's sales volumes which may affect their ability to meet rent obligations. Food Lion's replacement of Food Max will partially mitigate this situation. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant has exercised a co-tenancy clause in its lease which allowed it to close its store because of the Wal-Mart vacancy. Unless the Wal-Mart space is re-leased within twelve months, this tenant will only be required to pay its share of common area maintenance, taxes and insurance during this twelve-month period, after which it can cancel its entire lease obligation, which expires in January 1998, upon 30 days' written notice. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy. During the first quarter of fiscal 1997, the Partnership hired new property management and leasing agents to oversee this period of restabilization for the Colony Plaza property.

    As a result of the current leasing status of the Colony Plaza property, management is currently focusing its efforts on negotiations with the existing first mortgage lender. As a result of the Wal-Mart vacancy, any refinancing or modification transaction could require a sizable principal paydown by the Partnership to reduce the loan-to-value ratio of the mortgage note payable. If a restructuring or refinancing of the current mortgage loan cannot be accomplished, the lender could choose to initiate foreclosure proceedings. The eventual outcome of this situation is uncertain at the present time.

      As previously reported, on November 16, 1995 the Partnership refinanced the zero coupon loan secured by the One Paragon Place Office Building, which had a principal balance of $10.4 million, with a new loan issued in the name of the joint venture which owns the property. The new loan had an initial principal balance of $8,750,000, bears interest at a rate of 8% per annum and requires monthly principal and interest payments of approximately $68,000. The loan, which is recorded on the books of the unconsolidated joint venture, is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy the lender's loan-to-value ratio requirements. The Partnership contributed the funds required to complete this refinancing transaction. One Paragon Place was 98% leased at December 31, 1996. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of steady job and population growth. As a result of the strong market conditions, the level of new construction activity in the Richmond area has increased with a number of build-to-suit and speculative buildings in the process of being completed. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorably against both existing and new properties in its submarket. During the current quarter, an existing tenant leased an additional 4,716 square feet, replacing a 5,634 square foot lease which expires next quarter. The balance of 918 square feet remains available for lease. During the third fiscal quarter, the leasing team also executed lease renewals with three tenants totalling 7,000 square feet, or 4.8% of the building's rentable area.
Leases comprising 29% of One Paragon Place's rentable area will be up for renewal during calendar 1997. Given the current strength of the Richmond office market, management expects to be able to renew or re-lease this space at higher rental rates. These market conditions may also result in the Partnership having a favorable opportunity to sell One Paragon Place in the near term. Management's hold versus sell decisions with respect to One Paragon Place will be based on an assessment of the impact on the expected total returns to the Limited Partners.

    The DeVargas Mall was 92% leased as of December 31, 1996. As previously reported in the Annual Report, during the fourth quarter of fiscal 1996 management signed a lease with a national department store retailer which took occupancy of 27,910 square feet at DeVargas during the quarter ended September 30, 1996. To accommodate this new anchor tenant, leases with two tenants totalling 7,007 square feet were terminated and two additional tenants totalling 12,388 square feet were relocated and downsized to spaces totalling 5,741 square feet. During the quarter ended September 30, 1996, lease negotiations were finalized with 16,000 square foot national drug store chain to fill a vacant mini-anchor space at the mall. Improvements to the new drug store tenant's space are nearly completed and the tenant is expected to open in early spring. Funding of the required tenant improvements for the 27,910 and 16,000 square foot leases referred to above have been accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner.

      With respect to the Partnership's apartment property, the market for multi-family properties in the Pacific Northwest in general and in the Portland, Oregon area in particular has been strong over the past year and long-term prospects remain favorable. However, at the present time the addition of new properties to the market supply has resulted in an increase in the use of concessions by existing property owners in response to the new competition which has lowered effective rental rates. Market conditions are expected to stabilize over the next year due to the region's history of healthy employment gains and the resurgence in the growth of the high technology industries.

    At December 31, 1996, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $4,195,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan, if necessary, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended December 31, 1996
------------------------------------

     The Partnership reported net income of $62,000 for the three months ended December 31, 1996, as compared to a net loss of $114,000 for the same period in the prior year. This favorable change of $176,000 in the Partnership's net operating results is due to an improvement in the Partnership's share of unconsolidated ventures' operations of $35,000 and a favorable change in the Partnership's operating income (loss) of $141,000. A portion of the change in the Partnerships share of unconsolidated ventures' operations, as well as a portion of the change in the Partnership's operating income (loss), are attributable to the change in the entity reporting the interest expense associated with the borrowing secured by the One Paragon Place Office Building. As discussed further above and in the Annual Report, the zero coupon loan secured by the One Paragon Place Office Building, originally issued in the name of the Partnership, was refinanced with the proceeds of a new loan obtained by the One Paragon Place joint venture in November 1995. This refinancing transaction increased the interest expense at the unconsolidated joint venture while at the same time decreasing the Partnership's interest expense. The favorable change in the Partnership's share of unconsolidated ventures' operations prior to the effect of the interest expense associated with the One Paragon Place loan was $208,000. The major portion of this favorable change is attributable to an increase in rental revenues at One Paragon Place. Rental revenues increased at One Paragon Place for the current three-month period due to a 9% increase in the property's average occupancy level and an increase in average rental rates when compared to the same period in the prior year.

     The Partnership's operating income (loss), prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, improved by $16,000 for the current three-month period primarily due to an increase in rental revenues from the consolidated joint ventures and a decrease in general and administrative expenses. Rental revenues increased slightly at Colony Plaza due to an increase in the average leased space in the current fiscal year. As discussed further in the notes to the financial statements, the Partnership reports it's share of ventures' operations on a three-month lag. As a result, the reported results for Colony Plaza are for the period ended September 30, 1996, which is prior to the date of some of the vacancies and rental abatements which occurred following Wal-Mart's departure from the Center. As discussed further above, revenues from Colony Plaza are expected to decline significantly in future periods, until the Wal-Mart space is re-leased. General and administrative expenses declined by $43,000 for the three months ended December 31, 1996 mainly due to a reduction in certain required professional services. The favorable changes in operating income (loss) were partially offset by an increase in depreciation and amortization expense.

Nine months ended December 31, 1996
-----------------------------------

     The Partnership reported a net loss of $270,000 for the nine months ended December 31, 1996, as compared to net income of $35,000 for the same period in the prior year. This unfavorable change of $305,000 in the Partnership's net operating results is due to a decline in the Partnership's share of unconsolidated ventures' operations of $872,000, which was partially offset by a decrease in the Partnership's operating loss of $567,000. The unfavorable change in the Partnership's share of unconsolidated ventures' operations, as well as the decrease in the Partnership's operating loss, are primarily attributable to the change in the entity reporting the interest expense associated with the borrowing secured by the One Paragon Place Office Building, as discussed further above. The unfavorable change in the Partnership's share of unconsolidated ventures' operations prior to the effect of the interest expense associated with the One Paragon Place loan was $320,000. The major portion of this unfavorable change is attributable to a decrease in rental revenues at both One Paragon
Place and DeVargas. During fiscal 1996, the One Paragon Place joint venture received $500,000 in connection with a lease termination agreement with a significant tenant, which is included in rental revenue in the prior year. Rental revenues decreased at DeVargas for the current nine-month period due to a decrease in the property's average occupancy level.

     The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, increased by $41,000 for the current nine-month period primarily due to increases in interest expense and depreciation and amortization charges which were partially offset by an increase in rental income from the consolidated joint ventures. Interest expense (excluding the One Paragon Place loan) increased by $74,000 due to interest attributable to the Willow Grove mortgage loan obtained in March 1995. Deprecation and amortization expense increased by $44,000 for the current nine-month period. Rental income increased by $138,000 primarily due to increases in the average rental rates at Willow Grove and an increase in the average leased area at Colony Plaza. As discussed further above, the Colony Plaza results in the current year reflect operations through September 30, 1996 which is prior to the date of some of the vacancies and rental abatements which have occurred in the wake of Wal-Mart's departure from the shopping center.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and a ruling by the court as a result of this final hearing is currently pending.

    With regard to the Abbate and Bandrowski actions described in the Annual Report on Form 10-K for the year ended March 31, 1996, in September 1996 the court dismissed many of the plaintiffs' claims as barred by applicable securities arbitration regulations. Mediation with respect to both actions was held in December 1996. As a result of such mediation, a tentative settlement between PaineWebber and the plaintiffs was reached which would provide for complete resolution of such actions. PaineWebber anticipates that releases and dismissals with regard to these actions will be received by February 1997.

    Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. However, PaineWebber has agreed not to seek indemnification for any amounts it is required to pay in connection with the settlement of the New York Limited Partnership Actions. At the present time, the General Partners cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

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


                                    PAINEWEBBER EQUITY PARTNERS THREE
                                          LIMITED PARTNERSHIP


                                    By:  Third Equity Partners, Inc.
                                         Managing General Partner





                                    By:/s/ Walter V. Arnold
                                       --------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer



Dated:  February 12, 1997