Form 10-K405
period 1997-03-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1997-06-30
CIK 814460

U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ------                      SECURITIES EXCHANGE ACT OF 1934

                          FOR FISCAL YEAR ENDED: MARCH 31, 1997
                                            OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the transition period from _____ to_____ .

                             Commission File Number: 0-17881

                  PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

           Virginia                                              04-2985890
           --------                                              ----------
(State of organization)                                        (I.R.S. Employer
                                                            Identification  No.)

  265 Franklin Street, Boston, Massachusetts                            02110
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code (617) 439-8118

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange on
Title of each class                                        which registered
-------------------                                        ----------------
     None                                                       None
Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                     (Title of class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.  Yes   X         No ____
                                        -----

State the aggregate marketvalue of the voting stock held by non-affiliates of the registrant. Not applicable.

                           DOCUMENTS INCORPORATED BY REFERENCE
Documents                                                 Form 10-K Reference
---------                                                 -------------------
Prospectus of registrant dated                              Parts II and IV
January 4, 1988, as supplemented

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                1997 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                 Page

Item     1     Business                                                 I-1

Item     2     Properties                                               I-3

Item     3     Legal Proceedings                                        I-3

Item     4     Submission of Matters to a Vote of Security Holders      I-5

PART II

Item     5     Market for the Partnership's Limited Partnership
                 Interests and Related Security Holder Matters         II-1

Item     6     Selected Financial Data                                 II-1

Item     7     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   II-2

Item     8     Financial Statements and Supplementary Data             II-8

Item     9     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                II-8

PART III

Item    10     Directors and Executive Officers of the Partnership    III-1

Item    11     Executive Compensation                                 III-2

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

Signatures                                                             IV-2

Index to Exhibits                                                      IV-3

Financial Statements and Supplementary Data                     F-1 to F-48

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-6 of this Form 10-K.

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

      As of March 31, 1997, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                      Date of
Name and Type of Property                  Acquisition
Location                          Size     of Interest  Type of Ownership (1)
--------                          ----     -----------  ---------------------

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


Richmond Paragon Partnership     six-story     9/26/8   Fee ownership of land
One Paragon Place Office         office                 and improvements
 Building                        building               (through joint venture)
Richmond, Virginia               on 8.2
                                 acres with
                                 146,614 net
                                 leasable
                                 square feet

Name of Joint Venture                      Date of
Name and Type of Property                  Acquisition
Location                          Size     of Interest  Type of Ownership (1)
--------                          ----     -----------  ---------------------

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

    Through March 31, 1997, the Limited Partners had received cumulative cash distributions of approximately $22,228,000, or $468 per original $1,000 investment for the Partnership's earliest investors. Quarterly distributions were paid at the rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991. The distributions were reduced to 5% per annum effective for the quarter ended December 31, 1991 and were paid at that rate through the quarter ended June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in all four of its original investment properties.

     The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. The Partnership's portfolio of real estate investments consists of two retail shopping centers, one commercial office building and one multi-family apartment complex. While market values for commercial office buildings have generally begun to recover after several years of depressed conditions, such values, for the most part, remain below the levels which existed in the mid-1980's, which is when the Partnership's properties were acquired. Such conditions are due, in part, to the residual effects of the overbuilding which occurred in the late 1980's and the trend toward corporate downsizing and restructurings which occurred in the wake of the last national recession. In addition, at the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1997 although estimated market values in some markets appeared to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

     All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complexes compete with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by the lack of significant new construction activity in the multi-family apartment market over most of this period. In the past 12 months, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping centers and office building also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

     The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

    The  Partnership  has no  property  investments  located  outside the United
States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has however, entered into an advisory agreement with PaineWebber Properties Incorporated (PWPI), which is responsible for the day-to-day operations of the Partnership. PWPI is a wholly-owned subsidiary of PaineWebber Incorporated (PWI), a wholly-owned subsidiary of PaineWebber Group, Inc. (PaineWebber).

    The managing general partner of the Partnership is Third Equity Partners, Inc. (the "Managing General Partner"), a wholly owned subsidiary of PWI. The associate general partners of the Partnership (the "Associate General Partners") are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PWPI. The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner.

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

    Occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                           Percent Occupied At
                                -----------------------------------------------
                                                                        Fiscal
                                                                        1997
                                 6/30/96     9/30/96  12/31/96  3/31/97 Average
                                 -------     -------  --------  ------- -------

DeVargas Mall                     89%         92%       92%       92%      91%

Willow Grove Apartments           95%         94%       97%       95%      95%

One Paragon Place                 99%         99%       99%       98%      99%

Colony Plaza Shopping Center      98%         57%       33%       31%      55%

Item 3.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT Stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners Three Limited Partnership, PaineWebber, Third Equity Partners, Inc. and PA1988
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners Three Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Third Equity Partners, Inc. and PA1988 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third Equity Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

     The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At March 31, 1997, there were 3,501 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. The Managing General Partner will not redeem or repurchase Units.

    The  Partnership  has a  Distribution  Reinvestment  Plan designed to enable
Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

    Reference is made to Item 6 below for a discussion made to the Limited Partners during fiscal 1997.

Item 6. Selected Financial Data

              PaineWebber Equity Partners Three Limited Partnershi
          For the years ended March 31, 1997, 1996, 1995, 1994 and 1993
                     (in thousands except for per Unit data)

                                   Years ended March 31,
                          ---------------------------------------------------

                              1997       1996       1995       1994     1993
                              ----       ----       ----       ----     ----

Revenues                    $ 2,595   $ 2,478     $ 1,450   $ 1,273   $ 1,309

Operating loss              $  (110)  $  (654)    $(1,420)  $(1,378)  $(1,284)

Partnership's share of
  unconsolidated
  ventures' income
  (losses                   $  (361)  $   581     $   593   $   222   $   658

Net loss                    $  (471)  $   (73)    $  (827)  $(1,156)  $  (626)

Net loss per Limited
  Partnership Unit          $  (9.23) $ (1.42)    $(16.21)  $(22.66)  $(12.27)

Cash distributions per
  Limited Partnership
  Unit                      $ 20.00   $ 20.00     $ 35.00   $ 50.00   $ 50.00

Total assets                $33,205   $33,885     $40,333   $43,667   $45,673

Notes payable and
  accrued interest          $12,043   $11,255     $16,707   $17,304   $15,604

    The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report.

    The above net loss and cash distributions per Limited Partnership Unit are based upon the 50,468 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS
--------------------------------------------------

    The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

    The Partnership offered Units of Limited Partnership Interests to the public from January 1988 to September 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. The offering raised gross proceeds of approximately $50,468,000. The Partnership also received $10,500,000 during the initial acquisition period from the proceeds of zero coupon loans, as discussed further below and in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves. The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1997, the Partnership retained its ownership interest in all four of these properties, which consist of two retail shopping centers, one office building, and one multi-family apartment complex.

     As previously reported, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. Negotiations have been ongoing with the lender for the past six months regarding a possible extension and modification agreement for the existing loan. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of March 31, 1997, the Colony Plaza Shopping Center in Augusta, Georgia was 97% leased. Physical occupancy, however, had declined to 31%. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including the store at Colony Plaza. Initially, Food Lion planned to open its new store at Colony Plaza in the summer of 1997. Food Lion now reports that it may take as long as eight months to secure municipal approvals and to build their prototype store. As a result, the store may not be ready to open until January 1998. The property's management and leasing team reports that with the announcement that Food Lion will open at Colony Plaza, a number of shop tenants in the local market have expressed interest in leasing space in the Center. Additionally, the leasing team reports that two shop tenants in the Center have expressed an interest in expanding their existing stores. As with Wal-Mart, and in keeping with the lease provisions, Food Max will remain obligated to pay rent and its share of operating expenses through the end of its lease term in June 2009. The decisions by Wal-Mart and Food Max to close their stores have weakened the sales volumes of many of the Center's tenants, which in some cases has affected their ability to meet their rent obligations. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant has exercised a co-tenancy clause in its lease which allowed it to close its store in the second quarter of fiscal 1997 because of the Wal-Mart vacancy. Unless the Wal-Mart space is re-leased within twelve months, this tenant will only be required to pay its share of common area maintenance, taxes and insurance during this twelve-month period, after which it can cancel its entire lease obligation, which expires in January 1998, upon 30 days' written notice. In addition, during the fourth quarter of fiscal 1997 two shop tenants with leases representing 4,600 square feet closed their stores. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy. During the first quarter of fiscal 1997, the Partnership hired new property management and leasing agents to oversee this period of restabilization for the Colony Plaza property. Because the opening of a Food Lion grocery store would significantly improve customer traffic levels at the Center, the leasing team is working closely with Food Lion to achieve the earliest possible opening date for the new store.

    As a result of the current leasing status of the Colony Plaza property, obtaining a new loan to refinance the outstanding debt is not practical, and the existing lender is concerned that its first mortgage position could be impaired in the event that the occupancy level at the property cannot be re-stabilized. Accordingly, the recent negotiations with the lender have focused on a potential agreement that would give the Partnership a stated period of less than two years to re-lease all or some portion of the Wal-Mart space at Colony Plaza. If the Partnership were successful in re-leasing the space within the required time frame, then the Partnership would be entitled to execute a long-term extension of the existing mortgage loan pursuant to certain previously agreed upon terms. If the Partnership were not able to re-lease the space within the required time frame, then the lender would be entitled to initiate foreclosure proceedings on the property. Any such agreement with the lender remains subject to final negotiation and the execution of definitive modification agreements. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15% per annum in accordance with the loan agreement. If no agreement can be reached regarding a modification of the current mortgage loan, the lender could choose to initiate foreclosure proceedings during fiscal 1998. The eventual outcome of this situation cannot be determined at the present time.

      As previously reported, on November 16, 1995 the Partnership refinanced the zero coupon loan secured by the One Paragon Place Office Building, which had a principal balance of $10.4 million, with a new loan issued in the name of the joint venture which owns the property. The new loan had an initial principal balance of $8,750,000, bears interest at a rate of 8% per annum and requires monthly principal and interest payments of approximately $68,000. The loan, which is recorded on the books of the unconsolidated joint venture, is scheduled to mature on December 10, 2002. The refinancing transaction required a paydown of approximately $1.6 million on the outstanding debt balance in order to satisfy the lender's loan-to-value ratio requirements. The Partnership contributed the funds required to complete this refinancing transaction. One Paragon Place was 98% leased at March 31, 1997. The suburban Richmond, Virginia office market continues to strengthen with high occupancy levels and improving rental rates as a result of steady job and population growth. As a result of the strong market conditions, the level of new construction activity in the Richmond area has increased with a number of build-to-suit and speculative buildings in the process of being completed. Current speculative office construction consists of 5 buildings, comprising 450,000 square feet, of which nearly 50% is pre-leased. In addition, 5 buildings comprising 300,000 square feet have been proposed for future development. Nonetheless, the market is projected to remain strong in the near term, and One Paragon Place is expected to compete favorably against both existing and new properties in its submarket. Subsequent to the end of the fourth quarter of fiscal 1997, the property's leasing team signed a five-year renewal with a national credit tenant. This tenant occupies 20,148 square feet, representing 14% of the property's leasable area, and will pay approximately 17% more in annual rental payments than was due during the initial lease term. Over the balance of calendar year 1997, six tenants with leases representing 10% of the building's leasable area will be up for renewal. Since market rental rates are significantly higher than the rates paid by existing tenants at One Paragon Place, it is expected that revenues will continue to increase as new leases or renewals are signed over the balance of calendar 1997 and in calendar 1998 when 32% of the building's leasable area comes up for renewal. Given the current strength of the Richmond office market, the Partnership may have a favorable opportunity to sell the One Paragon Place Office Building in the near term. Management's hold versus sell decisions with respect to One Paragon Place will be based on an assessment of the impact on the expected total returns to the Limited Partners.

    The DeVargas Mall was 92% leased as of March 31, 1997. As previously reported, during the fourth quarter of fiscal 1996 management signed a lease with a national department store retailer which took occupancy of 27,910 square feet at DeVargas during the quarter ended September 30, 1996. To accommodate this new anchor tenant, leases with two tenants totalling 7,007 square feet were terminated and two additional tenants totalling 12,388 square feet were relocated and downsized to spaces totalling 5,741 square feet. During the quarter ended September 30, 1996, lease negotiations were finalized with a national drug store chain to fill a vacant 16,000 square foot mini-anchor space at the mall. During the fourth quarter of fiscal 1997, the property's leasing team signed a lease for a 5,404 square foot store with the U.S. Post Office. This space is being remodeled and is scheduled to open in August 1997. In addition, a 1,032 square foot tenant closed its store at the Center but is obligated to pay rent through the expiration of its lease in 1999. The property's leasing team has begun preliminary expansion negotiations with two national credit tenants. Funding of the required tenant improvements for the fiscal 1997 leasing activity referred to above has been accomplished by means of additional advances under the lines of credit provided by the Partnership's co-venture partner. As of year-end, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of December 31, 1996. Subsequent to year-end, in June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

     The average occupancy level for the fourth quarter of fiscal 1997 at the Willow Grove Apartments in Beaverton, Oregon was 95%, compared to 97% for the prior quarter. The property is performing slightly better than the competition in its local market where the average occupancy level was 93%. The property's leasing team raised rental rates by 4% on both new and renewal leases effective March 1, 1997, which is the first increase in one year. In addition, the use of rental concessions at Willow Grove is minimal even though recently constructed competing properties are currently offering a variety of rental concessions during their lease-up phases. As previously reported, while long-term prospects for the Portland apartment market are good, new apartment construction has softened market conditions during fiscal 1997. Most of this new construction is located farther out to the west of Willow Grove, between 5 and 15 miles away. However, there is one property currently in lease-up in the local market. Phase one of this two-phase property contains 288 units and was 75% leased as of March 31, 1997. Phase two, which will include an additional 150 units, is under construction. Lease up on this phase will begin in late summer. While this new property offers more amenities, its effective rental rates are comparable to those at Willow Grove. Once both phases of this property are substantially leased, the property's rental rates would be expected to increase. While Willow Grove may be affected by these competitive pressures in the near term, overall market conditions are expected to stabilize over the next year due to the region's history of healthy employment gains and the resurgence in the growth of the high technology industries. Management will continue to evaluate market conditions to determine the optimum timing for the disposition of this property.

    At March 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $4,615,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan, if necessary, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
1997 Compared to 1996
---------------------

    The Partnership reported a net loss of $471,000 for the year ended March 31, 1997, as compared to a net loss of $73,000 in fiscal 1996. This unfavorable change of $398,000 in the Partnership's net operating results is attributable to a decline in the Partnership's share of unconsolidated ventures' operations of $942,000, which was partially offset by a decrease of $544,000 in the Partnership's operating loss. A portion of the change in both the Partnership's operating loss and the Partnership's share of unconsolidated ventures' operations is due to a change in the entity reporting the interest expense for the borrowing secured by the One Paragon Place Office Building which occurred during fiscal 1996. As discussed further above, the zero coupon loan secured by the One Paragon Place Office Building, originally issued in the name of the Partnership, was refinanced with the proceeds of a new loan obtained by the One Paragon Place joint venture in November 1995. This refinancing transaction increased the interest expense at the unconsolidated joint venture while at the same time decreasing the Partnership's interest expense. The remainder of the unfavorable change in the Partnership's share of unconsolidated ventures' operations is primarily attributable to declines in revenues at both the DeVargas and One Paragon Place joint ventures in the current year. The One Paragon Place joint venture received $500,000 from a lease termination agreement during calendar 1995, which caused the venture's total revenues to decline by $296,000 for calendar 1996. Rental revenues at DeVargas decreased by $221,000 mainly due to temporary declines in occupancy at the property during calendar 1996 which were the result of certain planned lease terminations, tenant relocations and new lease signings aimed at improving the overall tenant mix.

    The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, decreased in the current year primarily due to an increase in rental revenues from the consolidated joint ventures. Rental revenues increased slightly at Colony Plaza due to an increase in the average leased space in the current year. As discussed further in the notes to the financial statements, the Partnership reports it's share of ventures' operations on a three-month lag. As a result, the reported results for Colony Plaza are for the period ended December 31, 1996, which is prior to the date of some of the vacancies and rental abatements which occurred following the closing of Wal-Mart's store at the Center. As discussed further above, revenues from the non-anchor spaces at Colony Plaza are expected to decline significantly in future periods, until the Wal-Mart space is re-leased. At the Willow Grove joint venture rental income increased slightly as well mainly due to an increase in average rental rates.

1996 Compared to 1995
---------------------

     The Partnership reported a net loss of $73,000 for the year ended March 31, 1996, as compared to a net loss of $827,000 for fiscal 1995. This decrease in the Partnership's net loss was attributable to a decrease in the Partnership's operating loss of $766,000, which was partially offset by a decrease in the Partnership's share of unconsolidated ventures' income of $12,000. The Partnership's operating results in fiscal 1996 include the consolidated results of the Willow Grove joint venture. As discussed further in the notes to the accompanying financial statements, the Partnership assumed control over the affairs of the joint venture which owns the Willow Grove property as a result of the purchase of 99% of the co-venture partner's interest and the assignment of its remaining interest to Third Equity Partners, Inc., the Managing General Partner of the Partnership. As a result, the fiscal 1996 financial statements reflect the presentation of the Willow Grove joint venture on a consolidated basis, whereas the fiscal 1995 financial statements reflect the Partnership's investment in Willow Grove under the equity method of accounting.

    The Partnership's share of unconsolidated ventures' income decreased due to this change in the basis of presentation of the operating results of the Willow Grove joint venture in fiscal 1996. The Partnership's share of unconsolidated ventures' income in fiscal 1995 includes $286,000 attributable to the Willow Grove joint venture. The Partnership's share of unconsolidated ventures' income excluding Willow Grove increased by $274,000 in fiscal 1996 mainly due to increases in revenues at both DeVargas Mall and the One Paragon Place Office Building which were partially offset by an increase in interest expense. DeVargas Mall's revenues increased, in spite of an occupancy level which averaged 90% for both calendar 1995 and 1994, due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements. One Paragon Place revenues increased as a direct result of the receipt of $500,000 for the lease termination from one of its major tenants during calendar 1995. Rental income from One Paragon Place, excluding the lease termination fee, decreased slightly due to a decline in average occupancy which reflected the temporary vacancy caused by the downsizing of this major tenant which occurred in the second quarter of calendar 1995. Occupancy at One Paragon Place averaged 94% for calendar 1995 as compared to 98% for calendar 1994. However, by the end of fiscal 1996 the vacant space had been re-leased bringing the occupancy back up to 98%. Interest expense recognized by the unconsolidated joint ventures increased by $179,000 for calendar 1995, primarily due to the new loan obtained by the One Paragon Place joint venture in fiscal 1996, as more fully discussed above, and a combination of increases in the variable interest rate and additional borrowings at the DeVargas joint venture to pay for tenant improvement and capital enhancement work at the property.

    The Partnership's operating loss decreased mainly due to a combination of a decrease in interest expense and the inclusion in fiscal 1996 of the operations of the Willow Grove joint venture. Interest expense recognized by the Partnership and its consolidated joint ventures decreased by $244,000 in fiscal 1996 due to the refinancing and payoff of the zero coupon loans secured by Willow Grove and One Paragon Place in the fourth quarter of fiscal 1995 and the third quarter of fiscal 1996, respectively. Operations of the Willow Grove joint venture, excluding interest expense, remained relatively unchanged from calendar 1994 as a slight increase in rental revenues was offset by increases in administrative and marketing costs. An increase in interest income and an increase in net income from the Colony Plaza joint venture also contributed to the favorable change in operating loss for fiscal 1996. Interest income increased by $133,000 as a result of higher average outstanding cash balances combined with an increase in average interest rates. Net income from Colony Plaza increased by $93,000 mainly due to an increase in revenues and decreases in depreciation charges and bad debt expense. Rental income and expense reimbursements from Colony Plaza increased by 2.5% due to an increase in average occupancy from 96% for calendar 1994 to 97% for calendar 1995. The venture's depreciation charges declined because certain fixtures and equipment became fully depreciated in calendar 1995.

1995 Compared to 1994
---------------------

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

    The Partnership's share of unconsolidated ventures' income increased by $371,000 over fiscal 1994. Improved operating results at the Willow Grove Apartments and the One Paragon Place Office Building contributed significantly to this favorable change. The increased occupancy and rental rates at both properties were the primary contributors to the $419,000 increase in combined rental revenues for calendar 1994. In addition, the calendar 1993 results reflected a $236,000 loss on disposal of tenant improvements from the One Paragon Place joint venture due to certain tenants vacating the property prior to their lease expirations. No such losses were reported for calendar 1994. Although revenues at DeVargas Mall did increase slightly over calendar 1993, an increase in the venture's expenses more than offset the revenue gains contributing to a lower net income in calendar 1994. Interest expense showed the sharpest rise over calendar 1993 as a result of the higher outstanding balances on the joint venture's line of credit borrowings. Borrowings under the lines of credit from the co-venturer for calendar 1994 totalled approximately $1 million, which was used to fund costs associated with tenant improvements and leasing expenses at the property. Depreciation expense at the DeVargas Mall and the One Paragon Office Building also increased as a result of the significant property and tenant improvements that took place in both years.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS
--------------------------------------------------

    The following factors could cause actual results to differ materially from historical results or those anticipated:

    Real Estate Investment Risks. Real property investments are subject to varying degrees of risk. Revenues and property values may be adversely affected by the general economic climate, the local economic climate and local real estate conditions, including (i) the perceptions of prospective tenants of the attractiveness of the property; (ii) the ability to retain qualified individuals to provide adequate management and maintenance of the property; (iii) the inability to collect rent due to bankruptcy or insolvency of tenants or otherwise; and (iv) increased operating costs. Real estate values may also be adversely affected by such factors as applicable laws, including tax laws, interest rate levels and the availability of financing.

    Effect of Uninsured Loss. The Partnership carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties with insured limits and policy specifications that management believes are customary for similar properties. There are, however, certain types of losses (generally of a catastrophic nature such as wars, floods or earthquakes) which may be either uninsurable, or, in management's judgment, not economically insurable. Should an uninsured loss occur, the Partnership could lose both its invested capital in and anticipated profits from the affected property.

    Possible Environmental Liabilities. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may become liable for the costs of the investigation, removal and remediation of hazardous or toxic substances on, under, in or migrating from such property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

    The Partnership is not aware of any notification by any private party or governmental authority of any non-compliance, liability or other claim in connection with environmental conditions at any of its properties that it believes will involve any expenditure which would be material to the Partnership, nor is the Partnership aware of any environmental condition with respect to any of its properties that it believes will involve any such material expenditure. However, there can be no assurance that any non-compliance, liability, claim or expenditure will not arise in the future.

     Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has surged in the past 12 months. Existing apartment properties in such markets have generally experienced increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The commercial office segment has begun to experience limited new development activity in selected areas after several years of virtually no new supply being added to the market. The retail segment of the real estate market is currently suffering from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

    Impact of Joint Venture Structure. The ownership of the remaining investments through joint venture partnerships could adversely impact the timing of the Partnership's planned dispositions of its remaining assets and the amount of proceeds received from such dispositions. It is possible that the
Partnership's co-venture partners could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreements, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price.

    Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment, office and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

INFLATION
---------

    The Partnership completed its ninth full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

    Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's three commercial investment properties contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Rental rates at the Partnership's one residential investment property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases, which are short-term in nature, are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, the Colony Plaza Shopping Center presently has a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 8.  Financial Statements and Supplementary Data

    The financial statements and supplementary data are included under Item 14 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

                                   PART III

Item 10.  Directors and Executive Officers of the Partnership

    The Managing General Partner of the Partnership is Third Equity Partners, Inc., a Delaware corporation, which is a wholly owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"). The Associate General Partners of the Partnership are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. The Managing General Partner has overall authority and responsibility for the Partnership's operations.

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                   Date elected
  Name                        Office                          Age   to Office
  ----                        ------                          ---   ---------

Bruce J. Rubin          President and Director                37    8/22/96
Terrence E. Fancher     Director                              43    10/10/96
Walter V. Arnold        Senior Vice President and
                           Chief Financial Officer            49    2/27/87 *
David F. Brooks         First Vice President and
                           Assistant Treasurer                54    2/27/87 *
Timothy J. Medlock      Vice President and Treasurer          36    6/1/88
Thomas W. Boland        Vice President                        34    12/1/91

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

      Bruce J. Rubin is President and Director of the Managing General Partner. Mr. Rubin was named President and Chief Executive Officer of PWPI in August 1996. Mr. Rubin joined PaineWebber Real Estate Investment Banking in November 1995 as a Senior Vice President. Prior to joining PaineWebber, Mr. Rubin was employed by Kidder, Peabody and served as President for KP Realty Advisers, Inc. Prior to his association with Kidder, Mr. Rubin was a Senior Vice President and Director of Direct Investments at Smith Barney Shearson. Prior thereto, Mr. Rubin was a First Vice President and a real estate workout specialist at Shearson Lehman Brothers. Prior to joining Shearson Lehman Brothers in 1989, Mr. Rubin practiced law in the Real Estate Group at Willkie Farr & Gallagher. Mr. Rubin is a graduate of Stanford University and Stanford Law School.

    Terrence E. Fancher was appointed a Director of the Managing General Partner in October 1996. Mr. Fancher is the Managing Director in charge of PaineWebber's Real Estate Investment Banking Group. He joined PaineWebber as a result of the firm's acquisition of Kidder, Peabody. Mr. Fancher is responsible for the origination and execution of all of PaineWebber's REIT transactions, advisory assignments for real estate clients and certain of the firm's real estate debt and principal activities. He joined Kidder, Peabody in 1985 and, beginning in 1989, was one of the senior executives responsible for building Kidder, Peabody's real estate department. Mr. Fancher previously worked for a major law firm in New York City. He has a J.D. from Harvard Law School, an M.B.A. from Harvard Graduate School of Business Administration and an A.B. from Harvard College.

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

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1997, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

    The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991 and at a rate of 5% per annum on invested capital from October 1, 1991 to June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) The Partnership is a limited partnership issuing Units of limited partnership interest, not voting securities. All the outstanding stock of the Managing General Partner and PaineWebber Partnerships, Inc. is owned by PaineWebber. Properties Associates 1988, L.P. is a Virginia limited partnership, certain limited partners of which are also officers of the Managing General Partner. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

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

Item 13.  Certain Relationships and Related Transactions

    The General Partners of the Partnership are Third Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), PaineWebber Partnerships, Inc. and Properties Associates 1988, L.P. PaineWebber Partnerships, Inc. is also a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P. is a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operations of the Partnership's operating property investments.

    In connection with the acquisition of properties, PWPI received acquisition fees totalling 5% of the gross proceeds from the sale of Partnership Units. PWPI earned acquisition fees totalling approximately $2,523,000. Acquisition fees have been capitalized as part of the cost of the investment on the accompanying balance sheet.

    All distributable cash, as defined, for each fiscal year shall first be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to an 8% noncumulative annual return on their adjusted capital contributions through December 31, 1989 and 7.5% on the adjusted capital contributions thereafter. The General Partners will then receive distributions until they have received an amount equal to 1.01% of all distributions to all partners and PWPI has received Asset Management Fees equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI as its Asset Management Fee. Asset Management Fees would be recorded as an expense on the Partnership's statements of operations, while the distributions to the General Partners and the Limited Partners are recorded as reductions to their respective capital accounts on the balance sheet. PWPI has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI is paid an asset management fee, as described above, for services rendered. As a result of a reduction in the distributions to the Limited Partners in fiscal 1992, PWPI has not earned any asset management fees since May of 1991.

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

    An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1997 is $90,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

    The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $12,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended March 31, 1997. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

         (b) No reports on Form 8-K were filed during the last quarter of fiscal 1997.

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

                                    PAINEWEBBER EQUITY PARTNERS
                                    THREE LIMITED PARTNERSHIP


                                    By:  Third Equity Partners, Inc.
                                          Managing General Partner



                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                       Bruce J. Rubin
                                       President and
                                       Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                       Walter V. Arnold
                                       Senior Vice President and
                                       Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                       Thomas W. Boland
                                       Vice President


Dated:  June 30, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                        Date: June 30, 1997
   ---------------------------                     -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher                   Date: June 30, 1997
   ---------------------------                     -------------
   Terrence E. Fancher
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS


                                                    Page Number in the Report
Exhibit No.     Description of Document             Or Other Reference
-----------     -----------------------             ------------------------


(3) and (4)     Prospectus of the Partnership       Filed with the Commission
                dated January 4, 1988, as           pursuant to Rule 424(c)
                supplemented, with particular       and incorporated herein
                reference to the Restated           by reference.
                Certificate and Agreement of
                Limited Partnership

(10)            Material contracts previously       Filed with the Commission
                filed as exhibits to registration   pursuant to Section 13 or
                statements and amendments thereto   15(d) of the Securities
                of the registrant together with     Act of 1934 and incorporated
                all such contracts filed as         herein by reference.
                exhibits of previously filed Forms
                8-K and Forms 10-K are hereby
                incorporated herein by reference.

(13)            Annual Report to Limited Partners   No Annual Report for fiscal
                                                    year 1997 has been sent
                                                    to the Limited Partners.  An
                                                    Annual Report will be sent
                                                    to the Limited Partners
                                                    subsequent to this filing.

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

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                      Reference
                                                                      ---------
PaineWebber Equity Partners Three Limited Partnership:

  Reports of independent auditors                                          F-3

  Consolidated balance sheets as of March 31, 1997 and 1996                F-6

  Consolidated  statements of  operations  for the years ended
     March 31, 1997, 1996 and 1995                                         F-7

  Consolidated  statements of changes in partners'  capital
     (deficit) for the years ended March 31, 1997, 1996 and 1995           F-8

  Consolidated  statements  of cash flows for the years ended
      March 31,  1997, 1996 and 1995                                       F-9

  Notes to consolidated financial statements                               F-10

  Schedule III - Real Estate and Accumulated Depreciation                  F-24

1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership:

  Reports of independent auditors                                          F-25

  Combined balance sheets as of December 31, 1996 and 1995                 F-27

  Combined  statements of operations and changes in venturers'
      capital for the years ended December 31, 1996 and 1995               F-28

  Combined  statements of cash flows for the years ended
      December 31, 1996 and 1995                                           F-29

  Notes to combined financial statements                                   F-30

  Schedule III - Real Estate and Accumulated Depreciation                  F-35

1994 Combined  Joint  Ventures of  PaineWebber  Equity  Partners Three Limited
Partnership:

  Reports of independent auditors                                          F-36

  Combined balance sheets as of December 31, 1994 and 1993                 F-38

  Combined  statements of operations for the years ended
     December 31, 1994 and    1993 and 1992                                F-39

  Combined  statements  of changes in  venturers'  capital
      for the years  ended December 31, 1994, 1993 and 1992                F-40

                          ANNUAL REPORT ON FORM 10-K
                     Item 14(a)(1) and (2) and Item 14(d)

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                                 (continued)


                                                                      Reference
                                                                      ---------




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

                      REPORT OF INDEPENDENT AUDITORS



To The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Three Limited Partnership as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of the Colony Plaza General Partnership (a consolidated venture) as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, which statements reflect total assets of $10,799,000 as of December 31, 1995 and total revenues of $1,491,000 and $1,373,000, respectively, for each of the two years in the period ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Colony Plaza General Partnership as of December 31, 1995 and for each of the two years in the period ended December 31, 1995, is based solely on the report of other auditors. The financial statements of the DeVargas Center Joint Venture (an unconsolidated joint venture) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the DeVargas Center Joint
Venture, it is based solely on their report. In the consolidated financial statements, the Partnership's investment in the DeVargas Center Joint Venture is stated at $7,176,000 and $7,755,000, respectively, at March 31, 1997 and March 31, 1996, and the Partnership's equity in the net income of the DeVargas Center Joint Venture is stated at $251,000, $324,000 and $286,000, respectively, for each of the three years in the period ended March 31, 1997.

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

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity Partners Three Limited Partnership at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of the other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                       /s/ERNST & YOUNG LLP
                                       -------------------
                                       ERNST & YOUNG LLP



Boston, Massachusetts
June 26, 1997

                          DELOITTE & TOUCHE LLP
                                Suite 2300
                             333 Clay Street
                        Houston, Texas 77002-4196




                       INDEPENDENT AUDITORS' REPORT




DeVargas Center Joint Venture:

   We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1996 and 1995, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                      ------------------------
                                         DELOITTE & TOUCHE LLP






June 26, 1997

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



                                      /s/ PRICE WATERHOUSE LLP
                                      ------------------------
                                         PRICE WATERHOUSE LLP








February 1, 1996

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1997 and 1996
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                         1997             1996
                                                         ----             ----
Operating investment properties, at cost:
   Land                                              $   4,208      $   4,208
   Building and improvements                            14,153         14,153
                                                     ---------      ---------
                                                        18,361         18,361
   Less accumulated depreciation                        (3,893)        (3,395)
                                                     ---------      ---------
                                                        14,468         14,966

Investments in unconsolidated joint ventures,
   at equity                                            13,881         15,154
Cash and cash equivalents                                4,615          3,439
Accrued interest and other receivables                     101            119
Accounts receivable - affiliates                             -              7
Prepaid expenses                                             7              7
Deferred expenses (net of accumulated
   amortization of $63 and $427
   in 1997 and 1996, respectively)                         133            193
                                                     ---------      ---------
                                                     $  33,205      $  33,885
                                                     =========      =========

                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest, including
  amounts in default                                 $  12,043      $  11,255
Accounts payable and accrued expenses                       98             75
Tenant security deposits                                    14             14
Accrued real estate taxes                                   14             13
Advances from consolidated ventures                        195            198
Other liabilities                                            2              -
                                                     ---------      ---------
      Total liabilities                                 12,366         11,555

Partners' capital:
  General Partners:
   Capital contributions                                     1              1
   Cumulative net income (loss)                             (5)             -
   Cumulative cash distributions                          (230)          (219)

  Limited Partners ($1,000 per unit; 50,468
    Units issued):
   Capital contributions, net of offering costs         43,669         43,669
   Cumulative net income (loss)                           (368)            98
   Cumulative cash distributions                       (22,228)       (21,219)
                                                     ---------      ---------
      Total partners' capital                           20,839         22,330
                                                     ---------      ---------
                                                     $  33,205      $  33,885
                                                     =========      =========




                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1997, 1996 and 1995
                    (In thousands, except for per Unit data)

                                                1997         1996       1995
                                                ----         ----       ----

Revenues:
   Rental income and expense reimbursements    $2,380      $2,242     $ 1,347
   Interest income                                215         236         103
                                               ------      ------     -------
                                                2,595       2,478       1,450

Expenses:
   Interest expense                             1,202       1,677       1,921
   Depreciation expense                           498         501         368
   Property operating expenses                    520         476         140
   Bad debt expense                                 -           -          21
   Real estate taxes                              155         153          71
   General and administrative                     314         325         342
   Amortization expense                            16           -           7
                                               ------      ------     -------
                                                2,705       3,132       2,870
                                               ------      ------     -------

Operating loss                                   (110)       (654)     (1,420)

Partnership's share of unconsolidated
   ventures' income (losses)                     (361)        581         593
                                               ------      ------     -------

Net loss                                       $ (471)     $  (73)    $  (827)
                                               ======      ======     =======

Net loss per Limited Partnership Unit          $(9.23)     $(1.42)    $(16.21)
                                               ======      ======     =======

Cash distributions per Limited
  Partnership Unit                             $20.00      $20.00     $ 35.00
                                               ======      ======     =======

The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each year.

















                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1997, 1996 and 1995
                                 (In thousands)

                                       General      Limited
                                       Partners     Partners       Total
                                       --------     --------       -----


Balance at March 31, 1994               $(181)       $26,213       $26,032

Cash distributions                        (18)        (1,766)       (1,784)

Net loss                                   (9)          (818)         (827)
                                        ------       -------       -------

Balance at March 31, 1995                (208)        23,629        23,421

Cash distributions                         (9)        (1,009)       (1,018)

Net loss                                   (1)           (72)          (73)
                                       ------        -------       -------

Balance at March 31, 1996                (218)        22,548        22,330

Cash distributions                        (11)        (1,009)       (1,020)

Net loss                                   (5)          (466)         (471)
                                       ------        -------       -------

Balance at March 31, 1997               $(234)       $21,073       $20,839
                                        =====        =======       =======












                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended March 31, 1997, 1996 and 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1997         1996       1995
                                                ----         ----       ----

Cash flows from operating activities:
  Net loss                                   $   (471)    $   (73)   $   (827)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
   Partnership's share of unconsolidated
     ventures' income (losses)                    361        (581)       (593)
   Depreciation and amortization                  514         501         375
   Amortization of deferred loan costs             34          48           -
   Interest expense on zero coupon loans          827       1,355       1,921
   Changes in assets and liabilities:
     Accrued interest and other receivables        18         (98)        (26)
     Accounts receivable - affiliates               7           -           -
     Deferred expenses                             18          16         (10)
     Accounts payable and accrued expenses         23          19           8
     Accrued real estate taxes                      1          (1)          -
     Deferred rental revenue                        -           3           -
     Tenant security deposits                       -           5           -
     Advances from consolidated ventures           (3)        (78)       (134)
     Other liabilities                              2           -           -
                                             --------      ------    --------
        Total adjustments                       1,802       1,189       1,541
                                             --------      ------    --------
        Net cash provided by operating
           activities                           1,331       1,116         714
                                             --------      ------    --------

Cash flows from investing activities:
   Additional investments in unconsolidated
     joint ventures                                 -        (183)       (342)
   Additions to operating investment
     properties                                     -         (15)         (9)
   Receipt of master lease payments                 -           1         348
   Payment of lease commissions                    (8)          -           -
   Distributions from unconsolidated
     joint ventures                                912     10,016       5,941
                                              --------     ------    --------
        Net cash provided by investing
          activities                               904      9,819       5,938
                                              --------     ------    --------

Cash flows from financing activities:
   Cash distributions to partners              (1,020)     (1,018)     (1,784)
   Payment of deferred financing costs              -           -         (73)
   Payments of principal and
     interest on notes payable                    (39)    (10,407)     (2,472)
                                             --------      -------   --------
        Net cash used in financing
          activities                           (1,059)    (11,425)     (4,329)
                                             --------      -------   --------

Net increase (decrease) in cash and
  cash equivalents                              1,176        (490)      2,323

Cash and cash equivalents,
  beginning of year                             3,439       3,929       1,501
                                             --------      ------    --------

Cash and cash equivalents, end of year       $  4,615      $3,439    $  3,824
                                             ========      ======    ========

Cash paid during the year for interest       $    343      $5,635    $  1,022
                                             ========      ======    ========

                           See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization and Nature of Operations

       PaineWebber Equity Partners Three Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the State of Virginia in May 1987 for the purpose of investing in a diversified portfolio of existing, newly-constructed or to-be-built income-producing real properties. The Partnership authorized the issuance of Partnership Units (the "Units") at $1,000 per Unit, of which 50,468 Units, representing capital contributions of $50,468,000, were subscribed and issued between January 1988 and September 1989. The Partnership also received $10,500,000 during the initial acquisition period from the proceeds of zero coupon loans, as discussed in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves.

       The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1997, the Partnership retained its ownership interest in all four of these properties, which consist of two retail shopping centers, one office building, and one multi-family apartment complex. The Partnership is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

2.  Use of Estimates and Summary of Significant Accounting Policies

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1997 and 1996 and revenues and expenses for each of the three years in the period ended March 31, 1997. Actual results could differ from the estimates and assumptions used.

       At March 31, 1997, the accompanying financial statements include the Partnership's investments in two unconsolidated joint venture partnerships each of which owns an operating property. The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. All of the unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the unconsolidated joint venture partnerships.

       As discussed further in Note 5, in January 1995 the Partnership acquired 99% of the co-venturer's interest in Portland Pacific Associates Two in return for a cash payment of approximately $233,000. The remaining 1% of the co-venture partner's interest was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership acquired control over the operations of the joint venture. Accordingly, this joint venture has been presented on a consolidated basis in the Partnership's financial statements beginning in fiscal 1996. Prior to fiscal 1996, this venture was accounted for on the equity method. The Partnership also has a controlling interest in Colony Plaza General Partnership which it acquired in fiscal 1990. As a result, this joint venture is presented on a consolidated basis in the accompanying financial statements. The consolidated joint ventures have December 31 year-ends for tax and financial reporting purposes. As a result, the Partnership also reports the results of the consolidated joint ventures based on financial information of the ventures which is three months in arrears to that of the Partnership. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

       The operating investment properties owned by the consolidated joint ventures are carried at cost, net of accumulated depreciation and certain guaranteed master lease payments (see Note 5), or an amount less than cost if indicators of impairment are present in accordance with statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

       As of March 31, 1997 and 1996, deferred expenses include costs associated with the notes payable described in Note 6 and leasing commissions associated with the Colony Plaza operating investment property. Deferred loan costs are being amortized using the straight-line method over the respective terms of the notes payable. Such amortization expense is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the lease, generally 3 - 5 years.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes has been made. The liability for income taxes is that of the individual partners rather than the Partnership.

       The cash and cash equivalents, escrowed cash, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1997 and 1996 due to the short-term maturities of these instruments. It is not practicable for management to estimate the fair value of the bonds payable without incurring excessive costs due to the unique nature of such obligations. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

       Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  The Partnership Agreement and Related Party Transactions

       The General Partners of the Partnership are Third Equity Partners, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), PaineWebber Partnerships, Inc. and Properties Associates 1988, L.P. PaineWebber Partnerships, Inc. is also a wholly owned subsidiary of PaineWebber and Properties Associates 1988, L.P. is a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner. Affiliates of the General Partners will receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units and the acquisition, management, financing and disposition of Partnership properties. The Managing General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the
    acquisition   and   operations   of  the   Partnership's   real   property
    investments.

       In  connection  with  the   acquisition  of  properties,   PWPI  received
    acquisition fees totalling 5% of the gross proceeds from the sale of Partnership Units. PWPI earned acquisition fees totalling approximately $2,523,000. Acquisition fees have been capitalized as part of the cost of the investments on the accompanying balance sheets.

       All distributable cash, as defined, for each fiscal year shall first be distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received an amount equal to an 8% noncumulative annual return on their adjusted capital contributions through December 31, 1989 and 7.5% of the adjusted capital contributions thereafter. The General Partners will then receive distributions until they have received an amount equal to 1.01% of all distributions to all partners and PWPI has received Asset Management Fees equal to 3.99% of all distributions to all partners. The balance will be distributed 95% to the Limited Partners, 1.01% to the General Partners and 3.99% to PWPI as its Asset Management Fee. Asset Management Fees would be recorded as an expense on the Partnership's statements of operations, while the distributions to the General Partners and the Limited Partners are recorded as reductions to their respective capital accounts on the balance sheets. PWPI has specific management responsibilities; to administer day-to-day operations of the Partnership, and to report periodically the performance of the Partnership to the Managing General Partner. PWPI is paid an asset management fee, as described above, for services rendered. As a result of a reduction in the distributions to the Limited Partners in fiscal 1992, PWPI has not earned any asset management fees since May of 1991.

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

       Included in general and administrative expenses for the years ended March 31, 1997, 1996 and 1995 is $90,000, $99,000 and $102,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $12,000, $7,000 and $6,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the years ended March 31, 1997, 1996 and 1995, respectively.

4.  Investments in Unconsolidated Joint Venture Partnerships

       As of March 31, 1997 and 1996,  the  Partnership  had  investments in two unconsolidated joint ventures, (three at March 31, 1995), which are accounted for on the equity method in the Partnership's financial statements. As discussed further in Note 5, during the second quarter of fiscal 1996, the Partnership obtained control over the affairs of Portland Pacific Associates Two which owns the Willow Grove Apartments. Accordingly, the joint venture is presented on a consolidated basis beginning in fiscal 1996. As discussed in Note 2, the unconsolidated joint ventures report their operations on a calendar year.

       Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows.

                      Condensed Combined Balance Sheets
                          December 31, 1996 and 1995
                                (in thousands)

                                    Assets
                                                           1996         1995
                                                           ----         ----

      Current assets                                      $ 1,165     $ 1,014
      Operating investment property, net                   27,489      27,447
      Other assets                                          1,009       1,077
                                                          -------     -------
                                                          $29,663     $29,538
                                                          =======     =======

                      Liabilities and Venturers' Capital

      Current liabilities                                 $   559     $   402
      Other liabilities                                    12,725      11,654
      Partnership's share of combined venturers' capital   13,731      14,943
      Co-venturers' share of combined venturers' capital    2,648       2,539
                                                          --------    -------
                                                          $29,663     $29,538
                                                          =======     =======

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                1996         1995       1994
                                                ----         ----       ----
      Revenues:
        Rental revenues and expense
           recoveries                         $ 4,198     $ 4,237     $ 5,195
        Interest and other income                  22         500          12
                                              -------     -------     -------
                                                4,220       4,737       5,207

      Expenses:
        Property operating expenses             1,362       1,364       1,508
        Depreciation and amortization           1,635       1,767       2,101
        Real estate taxes                         131         173         252
        Administrative and other                  298         345         411
        Interest expense                        1,037         383         213
                                             -------     -------      -------
                                               4,463       4,032        4,485
                                             -------     -------      -------
      Net income (loss)                      $  (243)    $   705      $   722
                                             =======     =======      =======

      Net income (loss):
        Partnership's share of combined
          income (loss)                      $  (341)   $   600       $   613
        Co-venturers' share of combined
          income (loss)                           98        105           109
                                             -------    -------       -------

                                             $  (243)   $   705       $   722
                                             =======    =======       =======

                  Reconciliation of Partnership's Investment
                           March 31, 1997 and 1996
                                (in thousands)

                                                            1997         1996
                                                            ----         ----

      Partnership's share of capital at
         December 31, as shown above                      $13,731     $14,943
      Excess basis due to investment in ventures (1)          419         439
      Timing differences (2)                                 (269)       (228)
                                                          -------     -------
           Investments in unconsolidated joint ventures,
              at equity, at March 31                      $13,881     $15,154
                                                          =======     =======

(1) At March 31, 1997 and 1996, the Partnership's investment exceeds its share of the joint venture capital accounts by $419,000 and $439,000, respectively. This amount, which represents expenses incurred by the Partnership in connection with acquiring its joint venture interests, is being amortized on a straight-line basis over the estimated useful life of the related investment properties.

(2) The timing differences between the Partnership's share of venturers' capital and its investments in joint ventures consist of capital contributions made to the joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

               Reconciliation of Partnership's Share of Operations
                For the years ended March 31, 1997, 1996 and 1995
                                 (in thousands)

                                                1997         1996        1995
                                                ----         ----        ----

      Partnership's share of operations,
        as shown above                        $  (341)   $    600     $   613
      Amortization of excess basis                (20)        (19)        (20)
                                              -------    --------     -------
      Partnership's share of unconsolidated
        ventures' income (losses)             $  (361)   $    581     $   593
                                              =======    ========     =======

    Investments in unconsolidated joint ventures, at equity, is the Partnership's net investment in the joint venture partnerships. These joint ventures are subject to partnership agreements which determine the distribution of available funds, the disposition of the ventures' assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investments in these joint ventures are restricted as to distributions.

    Investments in unconsolidated joint ventures, at equity, on the accompanying balance sheets at March 31, 1997 and 1996 is comprised of the following equity method carrying values (in thousands):
                                                            1997         1996
                                                            ----         ----

        DeVargas Center Joint Venture                     $ 7,176     $ 7,755
        Richmond Paragon Partnership                        6,705       7,399
                                                          -------     --------
                                                          $13,881     $15,154
                                                          =======     =======

    The cash distributions received from the Partnership's unconsolidated joint venture investments during fiscal 1997, 1996 and 1995 are as follows (in thousands):

                                                1997         1996       1995
                                                ----         ----       ----

      DeVargas Center Joint Venture          $    812     $   864     $   867
      Portland Pacific Associates Two               -           -       3,972
      Richmond Paragon Partnership                100       9,152       1,102
                                             --------     -------     -------
                                             $    912     $10,016     $ 5,941
                                             ========     =======     =======

    A description of the ventures' properties and the terms of the joint venture agreements are summarized as follows:

    DeVargas Center Joint Venture
    -----------------------------

     On April 19, 1988, the Partnership acquired an interest in DeVargas Center Joint Venture (the "joint venture"), a Texas Joint Venture organized in accordance with a joint venture agreement between the Partnership and WRI/DeVargas Inc. (the "co-venturer"). The joint venture was organized to own and operate the DeVargas Mall, an existing retail shopping mall located in Santa Fe, New Mexico. The property consists of approximately 248,000 net rentable square feet on approximately 18.3 acres of land. The aggregate cash investment by the Partnership for its investment was $11,354,960 (including an acquisition fee of $505,000 paid to PWPI and certain closing costs of $49,960). The Partnership's co-venture partner is an affiliate of Weingarten Realty Investors.

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

    As of December 31, 1996, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of December 31, 1996. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall. Subsequent to year-end, in June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

    Richmond Paragon Partnership
    ----------------------------

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

5.  Operating investment properties

     At March 31, 1997 and 1996, the Partnership's balance sheets include two operating investment properties: Colony Plaza Shopping Center, owned by Colony Plaza General Partnership and Willow Grove Apartments, owned by Portland Pacific Associates Two. On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in Portland Pacific Associates Two for $233,000. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, beginning in fiscal 1996, the financial position and the results of operations of the Willow Grove joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership has held a controlling interest in Colony Plaza General Partnership since its inception in fiscal 1990. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

     Colony Plaza General Partnership
     --------------------------------

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

     The property is encumbered by a mortgage loan with an outstanding balance of $8,508,000 as of March 31, 1997. This mortgage loan matured on December 29, 1996. Management is currently negotiating with the existing lender regarding an extension and modification of the outstanding first mortgage loan. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum in accordance with the loan agreement. If the refinancing or extension of this loan is not accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The eventual outcome of this situation cannot be determined at the present time (see Note 6).

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

     Distributable funds and net proceeds from sale or refinancing is to be distributed as follows: (1) to repay interest and principal on optional loans;
(2) 100% to the Partnership until it has earned a 9.55% per annum cumulative preferred return on the Partnership's net investment of $13,060,000; (3) to the Partnership until it has received distributable funds of $13,713,000 and (4) the remaining balance 99% to the Partnership and 1% to the Co-Venturer. The Partnership's Preferred Return is treated as a distribution and is recorded as a reduction to the partner's capital account on the accompanying financial statements. As of December 31, 1996, the cumulative preferred return payable to the Partnership was $714,000.

     If additional cash is required for any reason in connection with operations of the Joint Venture, it may be provided by either the Partnership or the Co-Venturer as optional loans. If both parties choose to make option loans to the Venture, they will be in the same ratio as ownership interest, 99:1. The rate of interest on such loans shall equal the rate announced by the First
National Bank of Boston as its prime rate plus 1%, but not in excess of the maximum rate of interest permitted by applicable law. As of December 31, 1996, no optional loans had been made by the venturers.

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

    Portland Pacific Associates Two
    -------------------------------

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

      The following is a combined summary of property operating expenses for the years ended December 31, 1996, 1995 and 1994. The calendar 1996 and 1995 amounts include both the Colony Plaza and Willow Grove operations, whereas the calendar 1994 amounts reflect only Colony Plaza (in thousands):

                                             1996        1995        1994
                                             ----        ----        ----

      Repairs and maintenance             $  140      $  142       $  42
      Utilities                               85          79          13
      Management fees                         94          83          40
      Professional fees                       41          58          14
      Administrative and other               160         114          31
                                          ------      ------       -----
                                          $  520      $  476       $ 140
                                          ======      ======       =====

6.  Notes payable

    Notes payable and accrued interest on the books of the Partnership at March 31, 1997 and 1996 consist of the following (in thousands):

                                                      1997            1996
                                                      ----            ----
10.5%  nonrecourse loan payable to a
finance  company,  which is  secured
by  the   Colony   Plaza   operating
investment  property.   Interest  is
compounded    semi-annually.     All
interest  and  principal  was due at
maturity,  on December 29, 1996 (see
discussion below).                                $ 8,508        $ 7,680

9.59%  nonrecourse loan payable to a
finance  company,  which is  secured
by  the   Willow   Grove   operating
investment   property.   The   note,
issued    to    Portland     Pacific
Associates  Two,   requires  monthly
principal  and interest  payments of
$32   from   April   1995    through
maturity  in  March  2002.  The fair
value   of   the    mortgage    note
approximated  its carrying  value at
December  31,  1996  and  1995.  See
discussion below.                                   3,535          3,575
                                                  -------        -------
                                                  $12,043        $11,255
                                                  =======        =======

    The borrowing secured by Colony Plaza matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Due to the short-term maturity of this debt obligation, the fair value of this mortgage note approximated its carrying value as of March 31, 1997 and 1996. Management is currently negotiating with the existing lender regarding an extension and modification of the outstanding first mortgage loan. However, due to the substantial vacancy at the property, as discussed further in Note 7, the prospects for such negotiations are uncertain at the present time. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum in accordance with the loan agreement. If the refinancing or extension of this loan is not accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the Colony Plaza joint venture included in the accompanying fiscal 1997 consolidated balance sheet and statement of operations total approximately $10,799,000, $40,838, $1,493,000 and $599,000, respectively.

     In March 1995, Portland Pacific Associates Two obtained a $3,600,000 mortgage note payable, secured by the Willow Grove Apartments. The loan was issued to the joint venture and, accordingly, is recorded on the consolidated venture's books. The net proceeds from the financing transaction of approximately $3,522,000 were remitted to the Partnership as a distribution in fiscal 1995. The Partnership used $2,473,000 to pay off an outstanding note payable which encumbered the property. The remaining proceeds were added to the Partnership's cash reserves. As of December 31, 1996 and 1995, the fair value of this mortgage note payable approximated its carrying value.

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

    Scheduled maturities of long-term debt for the next five years and thereafter are as follows (in thousands):

    Years ended December 31

           1997       $  8,551
           1998             48
           1999             52
           2000             58
           2001             63
           Thereafter    3,271
                      --------
                      $ 12,043
                      ========

7.  Rental revenues

     The Colony Plaza General Partnership has operating leases with tenants which provide for fixed minimum rents and reimbursement of certain operating costs. Rental revenue is recognized on a straight-line basis over the life of the related lease agreements, in which the revenue recognition method takes into consideration scheduled rent increases offered as an inducement to lease the property. The following is a schedule of minimum future lease payments from noncancellable operating leases as of December 31, 1996 (in thousands):

    Years ending December 31:

           1997       $  1,139
           1998            963
           1999            773
           2000            658
           2001            627
           Thereafter    4,595
                      --------
                      $  8,755
                      ========

       Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. No percentage rentals have been earned to date. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance and common area costs.

       During the year ended December 31, 1996, base rental income of approximately $838,000 (65% of total base rental income) was received from the three anchor tenants of the operating property, as detailed below. No other tenant accounted for more than 10% of rental income during the year.

                                      Rental                  Percent of Total
       Anchor tenant                  Income earned           Rental income
       -------------                  -------------           -------------

      Wal-Mart Stores, Inc.             $  336,000                   26%
      Piggly Wiggly, d/b/a Foodmax      $  288,000                   22%
      Goody's Family Clothes, Inc.      $  214,000                   17%

       During fiscal 1996, the principal anchor tenant of the Colony Plaza Shopping Center, Wal-Mart Stores, Inc., gave notice of its intention to close its store at Colony Plaza in order to open a Wal-Mart Supercenter at another location in Augusta, Georgia. The Wal-Mart store at Colony Plaza, which comprises 38% of the property's net leasable area, was vacated in July 1996. Wal-Mart remains obligated to pay rent and its share of operating expenses through the end of its lease term in March 2009. In addition, Food Max, the Center's 47,900 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open a Food Lion store in the former Food Max location at Colony Plaza. Initially, Food Lion planned to open its new store at Colony Plaza in the summer of 1997. Food Lion now reports that it may take as long as eight months to secure municipal approvals and complete their store improvements. As a result, the store is not expected to be ready to open until January 1998. While the Colony Plaza property was 97% leased as of March 31, 1997, its physical occupancy level had declined to 31% as a result of the Wal-Mart and Food Max store closings, along with several shop space tenants that have vacated the property subsequent to the Wal-Mart move. Management is currently working to identify potential replacement tenants for the Wal-Mart space at Colony Plaza. Obtaining a suitable replacement anchor tenant or tenants for the Wal-Mart space will be critical to the Partnership's ability to retain its other existing tenants and lease vacant space at the shopping center. To the extent the Partnership is unable to obtain a suitable replacement anchor tenant and retain or replace its existing tenants, it is possible that the Partnership's estimate that it will recover the carrying value of the operating investment property could change in the future.

8.  Legal Proceedings

     In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments and REIT Stocks, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Third Equity Partners, Inc. and Properties Associates 1988, L.P. ("PA1988"), which are the General Partners of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in PaineWebber Equity Partners Three Limited Partnership, PaineWebber, Third Equity Partners, Inc. and PA1988
(1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purported to be suing on behalf of all persons who invested in PaineWebber Equity Partners Three Limited Partnership, also alleged that following the sale of the partnership interests, PaineWebber, Third Equity Partners, Inc. and PA1988 misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber, Third Equity Partners, Inc. and PA1988 violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds has not occurred to date pending the resolution of an appeal of the settlement by two of the plaintiff class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

     In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received subsequent to March 31, 1997.

     Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, and notwithstanding the appeal of the class action settlement referred to above, management does not expect that the resolution of these matters will have a material impact on the Partnership's financial statements, taken as a whole.

9.  Subsequent Event

     On May 15, 1997, the Partnership distributed $315,000 to the Limited Partners and $3,000 to the General Partners for the quarter ended March 31, 1997.



Schedule III - Real Estate and Accumulated Depreciation

                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        March 31, 1997
                                                        (In thousands)



                                                                                                                      Life on Which
                          Initial Cost to  Costs                                                                      Depreciation
                           Consolidated    Capitalized     Gross Amount at Which Carried at                           in Latest
                           Joint Venture   (Removed)                End of Year                                       Income
                              Buildings &  Subsequent to      Buildings &         Accumulated  Date of       Date     Statement
Description Encumbrances Land Improvements Acquisition   Land Improvements  Total Depreciation Construction  Acquired is Computed
----------- ------------ ---- ------------ -----------   ---- ------------  ----- ------------ ------------ --------- -----------

Shopping
 Center
Augusta,
 GA            $8,508    $3,720   $10,170     $ (710)   $3,720   $ 9,460   $13,180   $2,448     1989        1/18/90    12-40 yrs.

Apartment
 Complex
Beaverton,
 OR             3,535       475     4,025        681       488     4,693     5,181    1,445     1987        9/20/88    5-27.5 yrs.
              -------     -----    ------     ------    ------   -------   -------   ------

              $12,043     $4,195   $14,195    $  (29)   $4,208   $14,153   $18,361   $3,893
              =======     ======   =======    ======    ======   =======   =======   ======

Notes

(A) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes  is  approximately $18,272,000.
(B)  See  Note  6 to the accompanying  financial  statements  for a description  of the terms of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                                        1996              1995               1994
                                                        ----              ----               ----

      Balance at beginning of period                $ 18,361           $ 13,166           $ 13,504
      Consolidation of joint venture                       -              5,181                  -
      Additions and improvements                           -                 15                 10
      Reduction of basis due to
        master lease payments received                     -                 (1)              (348)
                                                    --------           --------           --------
      Balance at end of period                      $ 18,361           $ 18,361           $ 13,166
                                                    ========           ========           ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                $  3,395           $  1,811           $  1,443
      Consolidation of joint venture                       -              1,083                  -
      Depreciation expense                               498                501                368
                                                    ---------          --------           --------
      Balance at end of period                      $  3,893           $  3,395           $  1,811
                                                    ========           ========           ========

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


                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership as of December 31, 1996 and 1995, and the related combined statements of operations and changes in venturers' capital, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of DeVargas Center Joint Venture, which statements reflect 47% and 45% of the combined total assets of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1996 and 1995, respectively, and 53% and 51% of the combined revenues of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for the DeVargas Center Joint Venture, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1996 and 1995, and the combined results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                              /S/ ERNST & YOUNG LLP
                              --------------------
                              ERNST & YOUNG LLP

Boston, Massachusetts
June 26, 1997

                              DELOITTE & TOUCHE LLP
                                   Suite 2300
                                 333 Clay Street
                            Houston, Texas 77002-4196



                          INDEPENDENT AUDITORS' REPORT



DeVargas Center Joint Venture:

   We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1996 and 1995, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                      -------------------------
                                         DELOITTE & TOUCHE LLP






June 26, 1997

                    1996 AND 1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1996 and 1995
                                 (In thousands)

                                     ASSETS
                                                             1996       1995
                                                             ----       ----

Current assets:
   Cash and cash equivalents                             $    355    $    436
   Escrowed cash                                              690         506
   Accounts receivable and prepaid expenses                   120          72
                                                         --------    --------
        Total current assets                                1,165       1,014

Operating investment properties, at cost:
   Land                                                     6,764       6,748
   Buildings and improvements                              30,364      28,854
   Furniture and equipment                                  2,850       2,850
   Construction in progress                                    10          26
                                                         --------    --------
                                                           39,988      38,478
   Less accumulated depreciation                          (12,499)    (11,031)
                                                         --------    --------
                                                           27,489      27,447

Deferred rents receivable                                     310         401
Deferred expenses and other assets,
    net of accumulated amortization of $812
    ($645 in 1995)                                           699          676
                                                         -------     --------
                                                         $29,663     $ 29,538
                                                         =======     ========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities              $    123    $    133
   Accounts payable - affiliates                              172          55
   Accrued interest payable                                     -           -
   Current portion of mortgage note                           124         114
   Other current liabilities                                  140         100
                                                         --------    --------
        Total current liabilities                             559         402

Notes payable - affiliate                                   4,214       3,018

Mortgage note payable                                       8,511       8,636

Venturers' capital                                         16,379      17,482
                                                         --------    --------
                                                         $ 29,663    $ 29,538
                                                         ========    ========




                             See accompanying notes.

                    1996 AND 1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      COMBINED STATEMENTS OF OPERATIONS AND
                          CHANGES IN VENTURERS' CAPITAL
                 For the years ended December 31, 1996 and 1995
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----

Revenues:
   Rental income and expense recoveries                  $  4,198   $   4,237
   Interest and other income                                   22         500
                                                         --------   ---------
                                                            4,220       4,737
Expenses:
   Depreciation and amortization                            1,635       1,767
   Real estate taxes                                          131         173
   Interest expense                                         1,037         383
   Management fees                                            169         183
   Utilities                                                  240         240
   Repairs and maintenance                                    953         941
   Administrative and other                                   298         345
                                                         --------   ---------

                                                            4,463       4,032

Net income (loss)                                            (243)        705

Contributions from venturers                                   11         189

Distributions to venturers                                   (871)    (10,425)

Venturers' capital, beginning of year                      17,482      27,013
                                                         --------   ---------

Venturers' capital, end of year                          $ 16,379    $ 17,482
                                                         ========    ========
















                             See accompanying notes.

                    1996 AND 1995 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
                      For the years ended December 31, 1995
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1996        1995
                                                             ----        ----
Cash flows from operating activities:
   Net income (loss)                                     $   (243)    $   705
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                          1,635       1,767
     Interest funded by PWEP3                                   -           3
     Changes in assets and liabilities:
       Escrowed cash                                         (184)        (27)
       Accounts receivable and prepaid expenses               (48)         41
       Deferred rents receivable                               91          41
       Deferred expenses and other assets                    (190)        (73)
       Accounts payable and accrued liabilities               (10)         25
       Accounts payable - affiliates                          117         (24)
       Interest payable                                         -          41
       Other current liabilities                               40          44
                                                         --------     -------
           Total adjustments                                1,451       1,838
                                                         --------     -------
           Net cash provided by operating activities        1,208       2,543

Cash flows from investing activities:
   Additions to operating investment properties            (1,510)       (322)
                                                         --------     -------
           Net cash used in investing activities           (1,510)       (322)

Cash flows from financing activities:
   Proceeds from capital contributions                         11         186
   Proceeds from issuance of notes payable to affiliate     1,251         123
   Principal payments on notes payable to affiliate          (115)        (55)
   Principal payments on notes payable                        (55)          -
   Cash distributed to venturers                             (871)     (2,427)
                                                         --------     -------
           Net cash provided by (used in)
             financing activities                             221      (2,173)
                                                         --------     -------

Net (decrease) increase in cash and cash equivalents          (81)         48

Cash and cash equivalents at beginning of year                436         388
                                                         --------     -------

Cash and cash equivalents at end of year                 $    355     $   436
                                                         ========     =======

Cash paid during the year for interest                   $  1,027     $   338
                                                         ========     =======






                             See accompanying notes.

                    1996 AND 1995 COMBINED JOINT VENTURES OF

             PAINE WEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS



1. Organization

       The accompanying financial statements of the 1996 and 1995 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership (Combined Joint Ventures) include the accounts of DeVargas Center Joint Venture (DeVargas), a Virginia limited partnership and Richmond Paragon Partnership (One Paragon Place), a Virginia general partnership, for the year ended December 31, 1996 and 1995.

       The financial statements of the Combined Joint Ventures have been prepared based on the periods that PaineWebber Equity Partners Three Limited Partnership (PWEP3) has held an interest in the individual Joint Ventures.

       The dates of PWEP3's acquisition of interests in the Joint Ventures are as follows:

                                                           Date of Acquisition
                  Joint Venture                            of Interest
                  -------------                            -------------------

            DeVargas Center                                 April 18, 1988
            Richmond Paragon Partnership                    September 26, 1988

2.  Summary of significant accounting policies

    Use of estimates
    ----------------

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1996 and 1995 and revenues and expenses for each of the years then ended. Actual results could differ from the estimates and assumptions used.

    Basis of Presentation and Use of Estimates
    ------------------------------------------

      The financial statements of the joint ventures are presented in a combined format due to the nature of the relationship between each of the Joint Ventures and PWEP3.

    Operating investment properties
    -------------------------------

      Operating investment properties are stated at cost, net of accumulated depreciation, or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

    Deferred expenses
    -----------------

      Deferred expenses include capitalized guaranty fees, organization costs, lease costs and loan expenses. Guaranty fees and organization costs have been amortized using the straight-line method over three and five years, respectively. Deferred leasing costs and loan expenses are generally amortized on a straight-line basis over the term of the leases and the term of the loans, respectively.

    Cash and cash equivalents
    -------------------------

      For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

    Revenue recognition
    -------------------

      Rental revenue is recognized on a straight-line basis over the life of the related lease agreements for the commercial properties owned by DeVargas
    Center Joint Venture and Richmond Paragon Partnership. Deferred rents receivable of $310,000 at December 31, 1996 represent the difference between the revenue recorded on the straight-line method and the payments made in accordance with the lease agreements.

    Income tax matters
    ------------------

      No provision for income taxes has been provided because the tax effects of the Joint Ventures are reportable by the individual partners.

    Escrow accounts
    ---------------

      Certain Joint Venture Agreements provide that PWEP3 can direct the property manager to establish and periodically fund escrow cash accounts for payment of real estate taxes and insurance premiums. As of December 31, 1996, no such direction has been given to the property managers. Escrowed cash at December 31, 1996 consists primarily of tenants security deposits.

    Capital reserve
    ---------------

      The One Paragon Place Joint Venture Agreement provides that a reserve for future capital expenditures be established and administered by the Manager of the property. The Joint Venture is to pay periodically into the capital reserve an agreed upon amount (as defined) as funds are available after paying all expenses and PWEP3's preferred distribution during the guaranty period. As of December 31, 1996, no amounts were required to be paid into the capital reserve.

    Fair value of financial instruments
    -----------------------------------

        The carrying amounts of cash and cash equivalents and escrowed funds approximate their respective fair values at December 31, 1996 and 1995 due to the short-term maturities of such instruments. Where practicable, the fair value of long-term debt is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements.

    Reclassifications
    -----------------

        Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

3.  Joint Ventures

    See Note 4 to the financial statements of PWEP3 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  DeVargas Center Joint Venture
        -----------------------------

        The joint venture owns and operates the DeVargas Mall consisting of an existing retail shopping mall located in Santa Fe, New Mexico. The property consists of approximately 248,000 net rentable square feet on approximately 18.3 acres of land.

    b.  Richmond Paragon Partnership
        ----------------------------

        The partnership owns and operates One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia, with 146,614 square feet of net leasable area.

       The following description of the joint venture agreements provides certain general information.

    Allocations of net income and loss
    ----------------------------------

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

    Distributions
    -------------

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

4.  Related Party Transactions

    Management fees
    ---------------

       The joint ventures entered into management contracts with affiliates of the co-venturers which are cancellable at the option of PWEP3 upon the occurrence of certain events. The management fees generally range from 4 to 5% of gross rents collected.

    Accounts payable - affiliates
    -----------------------------

       Accounts payable - affiliates at December 31, 1996 consist primarily of accrued interest on notes payable to the co-venturer in the DeVargas joint venture (see Note 4) and management fees and reimbursements payable to the property managers.

5.  Notes payable - affiliate

       As of December 31, 1996 and 1995, the co-venture partner of the DeVargas joint venture had two outstanding lines of credit with the venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 and $3,018,000 as of December 31, 1996 and 1995,
    respectively. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall. Subsequent to year-end, in June 1997, PWEP3 and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

6.  Mortgage note payable

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

       Scheduled maturities of the mortgage note payable for the next five years and thereafter are as follows (in thousands):

           1997       $    124
           1998            134
           1999            146
           2000            158
           2001            171
           Thereafter    7,902
                      --------
                      $  8,635
                      ========

7.  Leases

       Future minimum rental revenues to be received by the DeVargas Mall and One Paragon Place joint ventures on noncancellable operating leases are as follows (in thousands):

                        Year ended December 31:

                              1997               $  3,309
                              1998                  2,689
                              1999                  1,932
                              2000                  1,393
                              2001                  1,086
                              Thereafter            5,351
                                                 --------
                                                 $ 15,760
                                                 ========

       The future minimum lease payments do not include estimates for contingent rentals due under the terms of certain leases at the DeVargas Mall. Such contingent rentals aggregated $753,000 in 1996.


Schedule III - Real Estate and Accumulated Depreciation
                                  1996 AND 1995 COMBINED JOINT VENTURES OF
                           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                            SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                             December 31, 1996
                                               (In thousands)


                                                Cost
                                             Capitalized                                                              Life on Which
                          Initial Cost to     (Removed)                                                               Depreciation
                           Combined         Subsequent to    Gross Amount at Which Carried at                         in Latest
                       Joint Ventures       Acquisition                    End of Year                                Income
                               Buildings &  Buildings &         Buildings &        Accumulated  Date of      Date     Statement
 Description Encumbrances Land Improvements Improvements  Land  Improvements Total Depreciation Construction Acquired is Computed
 ----------- ------------ ---- ------------ ------------  ----  ------------ ----- ------------ ------------ -------- -----------

Shopping
 Center
Santa Fe,
 NM           $4,214      $4,052   $ 6,669     $7,470      $4,052    $14,139   $18,191   $ 5,053    1972      4/19/88  5-40 yrs.

Office
 Building
Richmond,
 VA            8,635       2,719    18,349        729       2,712     19,085    21,797     7,446    1987      9/26/88  7-31.5 yrs.
              ------      ------   -------    -------      ------    -------   -------   -------


   Totals     $12,849     $6,771   $25,018    $ 8,199      $6,764    $33,224   $39,988   $12,499
              =======     ======   =======    =======      ======    =======   =======   =======
Notes
-----

(A) The  aggregate  cost of real estate  owned at December  31, 1996 for Federal income tax purposes is  approximately $41,060,000.
(B) See Note 4 and 6 to the accompanying  financial  statements  for a description  of the terms of the debt encumbering the properties.
(C) Reconciliation of real estate owned:
                                                1996                 1995
                                                ----                 ----

  Balance at beginning of period             $  38,478            $38,164
  Increase due to additions                      1,510                322
  Decrease due to disposals                          -                 (8)
                                             ---------            -------
  Balance at end of period                   $  39,988            $38,478
                                             =========            =======

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period             $  11,031            $ 9,395
  Depreciation expense                           1,468              1,636
                                             ---------            -------
  Balance at end of period                   $  12,499            $11,031
                                             =========            =======

                        REPORT OF INDEPENDENT AUDITORS



The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying combined balance sheets of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership as of December 31, 1994 and 1993, and the related combined statements of operations, changes in venturers' capital, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of DeVargas Center Joint Venture, which statements reflect 40% of the combined total assets of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and 46%, 49% and 42% of the combined revenues of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership for the years ended December 31, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for DeVargas Center Joint Venture, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the 1994 Combined Joint Ventures of PaineWebber Equity Partners Three Limited Partnership at December 31, 1994 and 1993, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                               /S/ ERNST & YOUNG LLP
                               ---------------------
                               ERNST & YOUNG LLP


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






                                      /s/ DELOITTE & TOUCHE LLP
                                      -------------------------
                                         DELOITTE & TOUCHE LLP


February 22, 1995

                         1994 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                             COMBINED BALANCE SHEETS
                           December 31, 1994 and 1993
                                 (In thousands)

                                     ASSETS

                                                          1994         1993
                                                          ----         ----


Current assets:
   Cash and cash equivalents                            $     493    $    329
   Escrowed cash                                               54          19
   Accounts receivable and prepaid expenses                   120         180
                                                        ---------    --------
        Total current assets                                  667         528

Operating investment properties, at cost:
   Land                                                     7,223       7,223
   Buildings and improvements                              33,082      32,175
   Furniture and equipment                                  2,794       2,655
   Construction in progress                                    24         213
                                                        ---------    --------
                                                           43,123      42,266
   Less accumulated depreciation                          (10,484)     (8,496)
                                                        ---------    ---------
                                                           32,639      33,770

Deferred rents receivable                                     442         371
Deferred expenses and other assets,
   net of accumulated amortization of
   $514 and $401 in 1994 and 1993                             440         427
                                                        ---------    --------
                                                        $  34,188    $ 35,096
                                                        =========    ========

                       LIABILITIES AND VENTURERS' CAPITAL

Current liabilities:
   Accounts payable and accrued liabilities             $      59    $     68
   Accounts payable - affiliates                               95         256
   Real estate taxes payable                                   14          14
   Distributions payable to partners                           96         120
   Advances from partners                                      92          92
   Other current liabilities                                   60          60
                                                        ---------    --------
        Total current liabilities                             416         610

Notes payable - affiliate                                   2,951       1,890

Venturers' capital                                         30,821      32,596
                                                        ---------    --------
                                                        $  34,188    $ 35,096
                                                        =========    ========






                             See accompanying notes.

                         1994 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF OPERATIONS
              For the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                                1994         1993       1992
                                                ----         ----       ----

Revenues:
   Rental income and expense recoveries       $ 5,195     $ 4,776     $ 5,139
   Interest and other income                       12          17          14
                                              -------     -------     -------
                                                5,207       4,793       5,153
Expenses:
   Depreciation and amortization                2,101       1,866       1,798
   Real estate taxes                              252         299         306
   Interest expense                               213         124          74
   Management fees                                209         179         206
   Utilities                                      286         282         266
   Repairs and maintenance                      1,013         953         864
   Administrative and other                       411         444         400
   Loss on disposal                                 -         236         476
                                              -------     -------     -------

                                                4,485       4,383       4,390
                                              -------     -------     -------

Net income                                    $   722     $   410     $   763
                                              =======     =======     =======








                             See accompanying notes.

                         1994 COMBINED JOINT VENTURES OF
                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

              COMBINED STATEMENTS OF CHANGES IN VENTURERS' CAPITAL For the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)


                                     PaineWebber
                                     Equity Partners
                                     Three Limited
                                     Partnership    Co-Venturers   Total
                                     -----------    ------------   -----

Balance at December 31, 1991          $32,008          $ 3,225      $35,233

Capital contributions                     717                -          717

Cash distributions                     (2,428)            (255)      (2,683)

Net income                                679               84          763
                                     --------          -------      --------

Balance at December 31, 1992           30,976            3,054       34,030

Capital contributions                     560                -          560

Cash distributions                     (2,033)            (371)      (2,404)

Net income                                243              167          410
                                     --------          -------      --------

Balance at December 31, 1993           29,746            2,850       32,596

Capital contributions                     184                -          184

Cash distributions                     (2,394)            (287)      (2,681)

Net income                                613              109          722
                                    ---------         --------      -------

Balance at December 31, 1994        $  28,149         $  2,672      $30,821
                                    =========         ========      =======






                             See accompanying notes.

                         1994 COMBINED JOINT VENTURES OF
                       PAINE WEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                        COMBINED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1993 and 1992
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                1994          1993       1992
                                                ----          ----       ----
Cash flows from operating activities:
   Net income                                  $  722     $   410     $   763
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization              2,101       1,866       1,798
     Loss on disposal of equipment                  -         236         476
     Changes in assets and liabilities:
       Accounts receivable and prepaid expenses    60         (54)        (13)
       Deferred rents receivable                  (71)        228        (201)
       Deferred expenses and other assets        (135)       (175)       (214)
       Accounts payable and accrued liabilities    (9)        (31)       (129)
       Accounts payable - affiliates             (161)        (20)          3
       Real estate taxes payable                    -          (4)          1
       Other current liabilities                    -          (1)        (40)
                                               ------    --------    --------
           Total adjustments                    1,785       2,045       1,681
                                               ------    --------    --------
           Net cash provided by operating
             activities                         2,507       2,455       2,444

Cash flows from investing activities:
   Escrowed cash                                  (35)         (5)         40
   Collection of note receivable                    9           1           -
   Additions to operating investment
     properties                                  (857)     (1,077)     (1,516)
                                               ------    --------    --------
           Net cash used in investing
             activities                          (883)     (1,081)     (1,476)

Cash flows from financing activities:
   Proceeds from capital contributions            184         560         717
   Proceeds from issuance of notes payable
     to affiliate                               1,061         382         973
   Advances from partners                           -           1         254
   Retirement of debt                               -         (60)          -
   Debt costs incurred                              -           -          (2)
   Cash distributed to venturers               (2,705)     (2,427)     (2,648)
                                               ------    --------     -------
           Net cash used in financing
             activities                        (1,460)     (1,544)       (706)
                                               ------    --------     -------

Net increase (decrease) in cash and
  cash equivalents                                164       (170)         262

Cash and cash equivalents at
  beginning of year                               329        499          237
                                               ------    -------      -------

Cash and cash equivalents at end of year       $  493    $   329      $   499
                                               ======    =======      =======

Cash paid during the year for interest         $  201    $   124      $    66
                                               ======    =======      =======



                             See accompanying notes.

                         1994 COMBINED JOINT VENTURES OF

             PAINE WEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                     NOTES TO COMBINED FINANCIAL STATEMENTS



1.  Summary of significant accounting policies

     Organization
     ------------

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

       The dates of PWEP3's acquisition of interests in the Joint Ventures are as follows:

                                                        Date of Acquisition
              Joint Venture                                of Interest
              -------------                             -------------------

            DeVargas Center                                April 18, 1988
            Portland Pacific Associates Two                September 20, 1988
            Richmond Paragon Partnership                   September 26, 1988

    Basis of Presentation
    ---------------------

      The financial statements of the joint ventures are presented in a combined format due to the nature of the relationship between each of the Joint Ventures and PWEP3.

    Operating investment properties
    -------------------------------

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

    Deferred expenses
    -----------------

      Deferred expenses include capitalized guaranty fees, organization costs, lease costs and loan expenses. Guaranty fees and organization costs have been amortized using the straight-line method over three and five years, respectively. Deferred leasing costs and loan expenses are generally amortized on a straight-line basis over the term of the leases and the term of the loans, respectively.

    Cash and cash equivalents
    -------------------------

      For purposes of the statement of cash flows, the Combined Joint Ventures consider all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents.

    Reclassifications
    -----------------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

    Revenue recognition
    -------------------

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

    Income tax matters
    ------------------

      No provision for income taxes has been provided because the tax effects of the Joint Ventures are reportable by the individual partners.

    Escrow accounts
    ---------------

      Certain Joint Venture Agreements provide that PWEP3 can direct the property manager to establish and periodically fund escrow cash accounts for payment of real estate taxes and insurance premiums. As of December 31, 1994, no such direction has been given to the property managers.

    Capital reserve
    ---------------

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

    Escrowed cash
    -------------

       Escrowed cash consists primarily of tenants security deposits.

2.  Joint Ventures

    See Note 4 to the financial statements of PWEP3 included in this Annual Report for a more detailed description of the joint venture partnerships. Descriptions of the ventures' properties are summarized below:

    a.  DeVargas Center Joint Venture
        ------------------------------

        The joint venture owns and operates the DeVargas Mall consisting of an existing retail shopping mall located in Santa Fe, New Mexico. The property consists of approximately 248,000 net rentable square feet on approximately 18.3 acres of land.

    b.  Portland Pacific Associates Two
        -------------------------------

        The partnership owns and operates Willow Grove Apartments, a 119-unit apartment complex located on 6.2 acres of land in Beaverton, Oregon.

    c.  Richmond Paragon Partnership
        ----------------------------

        The partnership owns and operates One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia, with 146,614 square feet of net leasable area.

       The following description of the joint venture agreements provides certain general information.

    Allocations of net income and loss
    ----------------------------------

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

    Distributions
    -------------

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

    Management fees
    ---------------

       The joint ventures entered into management contracts with affiliates of the co-venturers which are cancellable at the option of PWEP3 upon the occurrence of certain events. The management fees generally range from 4 to 5% of gross rents collected.

    Accounts payable - affiliates
    -----------------------------

       Accounts payable - affiliates at December 31, 1994 and 1993 consist primarily of accrued interest on notes payable to the co-venturer in the DeVargas joint venture (see Note 4), organization costs payable to PWEP3, and management fees and reimbursements payable to the property managers.

    Charges from Portland Pacific Co-Venturer
    -----------------------------------------

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

7.  Leases

       Minimum rental revenues to be recognized by the DeVargas Mall and One Paragon Place joint ventures on the straight-line basis in the future on noncancellable operating leases are as follows (in thousands):

                        Year ended December 31:

                              1995                      $  3,462
                              1996                         3,420
                              1997                         2,711
                              1998                         1,889
                              1999                           926
                              Thereafter                   6,049
                                                        --------
                                                        $ 18,457
                                                        ========

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



Schedule III - Real Estate and Accumulated Depreciation
                                                1994 COMBINED JOINT VENTURES OF
                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                       December 31, 1994
                                                        (In thousands)

                                                Cost
                                              Capitalized                                                              Life on Which
                           Initial Cost to    (Removed)                                                                Depreciation
                            Combined        Subsequent to Gross Amount at Which Carried at                             in Latest
                             Joint Ventures   Acquisition           End of Year                                        Income
                               Buildings &    Buildings &        Buildings &        Accumulated  Date of      Date     Statement
 Description Encumbrances Land Improvements   Improvements  Land Improvements Total Depreciation Construction Acquired is Computed
 ----------- ------------ ---- ------------   ------------  ---- -----------  ----- ------------ ------------ -------- -----------

Shopping
 Center
Santa Fe,
 NM            $ 2,951     $4,052   $ 6,669    $ 5,961     $4,052    $12,630   $16,682  $ 3,727     1972       4/19/88   5-40 yrs.

Office
 Building
Richmond,
  VA             8,579      2,719    18,349        413      2,696     18,785    21,481    5,668     1987       9/26/88   7-31.5 yrs.

Apartment
 Complex
Beaverton,
 OR              2,183        475     4,025        460        475      4,485     4,960    1,089     1987       9/20/88   5-27.5 yrs.
               -------    -------   -------    -------     ------    -------   -------  -------

   Totals      $13,713     $7,246   $29,043    $ 6,834     $7,223    $35,900   $43,123  $10,484
               =======     ======   =======    =======     ======    =======   =======  =======
Notes
-----

(A) The  aggregate  cost of real estate owned at December  31, 1994 for Federal income tax purposes is approximately  $44,182,000.
(B) See Note 4 and 6 to the accompanying financial statements for a description of the terms of the debt encumbering the properties.

(C) Reconciliation of real estate owned:
                                                 1994              1993                1992
                                                 ----              ----                ----
  Balance at beginning of period               $42,266            $41,617             $40,688
  Increase due to additions                        857              1,077               1,516
  Write-offs due to disposals                        -               (428)               (587)
                                               -------            -------             -------
  Balance at end of period                     $43,123            $42,266             $41,617
                                               =======            =======             =======

(D) Reconciliation of accumulated depreciation:

  Balance at beginning of period               $ 8,496           $  6,761             $ 5,221
  Depreciation expense                           1,988              1,772               1,616
  Write-offs due to disposals                        -                (37)                (76)
                                               -------           --------             -------
  Balance at end of period                     $10,484           $  8,496             $ 6,761
                                               =======           ========             =======
