Form 10-Q
period 1997-06-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1997-08-14
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______ to _______ .


                            Commission File Number:  0-17881


                 PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                 ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Virginia                                           04-2985890
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No |_| .

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and March 31, 1997 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                       June 30       March 31
                                                       -------       --------
Operating investment properties, at cost:
   Land                                             $    4,208      $   4,208
   Building and improvements                            14,153         14,153
                                                    ----------      ---------
                                                        18,361         18,361
   Less accumulated depreciation                        (4,018)        (3,893)
                                                    ----------      ---------
                                                        14,343         14,468

Investments in unconsolidated ventures, at equity       13,583         13,881
Cash and cash equivalents                                4,891          4,615
Accrued interest and other receivables                     136            101
Prepaid expenses                                             5              7
Deferred expenses, net                                     130            133
                                                    ----------      ---------
                                                    $   33,088      $  33,205
                                                    ==========      =========


                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest, including
 amounts in default                                 $   12,265      $  12,043
Accounts payable and accrued expenses                       66             98
Tenant security deposits                                    17             14
Accrued real estate taxes                                   18             14
Advances from consolidated ventures                        173            195
Other liabilities                                            2              2
Partners' capital                                       20,547         20,839
                                                    ----------      ---------
                                                    $   33,088      $  33,205
                                                    ==========      =========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the three months ended June 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                    General        Limited
                                                    Partners       Partners
                                                    --------       --------

Balance at March 31, 1996                           $(218)         $22,548
Cash distributions                                     (3)            (252)
Net loss                                               (2)            (191)
                                                    -----          -------
Balance at June 30, 1996                            $(223)         $22,105
                                                    =====          =======

Balance at March 31, 1997                           $(234)         $21,073
Cash distributions                                     (3)            (315)
Net income                                              -               26
                                                    -----          -------
Balance at June 30, 1997                            $(237)         $20,784
                                                    =====          =======


                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended June 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)


                                              1997           1996
                                              ----           ----

Revenues:
   Rental income and expense
     reimbursements                           $ 592          $ 563
   Interest income                               68             47
                                              -----          -----
                                                660            610

Expenses:
   Interest expense                             321            295
   Property operating expenses                  108            131
   Real estate taxes                             40             37
   General and administrative                    47             84
   Depreciation and amortization                127            134
                                              -----          -----
                                                643            681
                                              -----          -----
Operating income (loss)                          17            (71)

Partnership's share of unconsolidated
   ventures' income (losses)                      9           (122)
                                              -----          -----

Net income (loss)                             $  26          $(193)
                                              =====          =====

Net income (loss) per
   Limited Partnership Unit                   $0.52         $(3.78)
                                              =====         ======

Cash distributions per
   Limited Partnership Unit                   $6.25         $ 5.00
                                              =====         ======

   The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.
















                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended June 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
   Net income (loss)                                $     26        $    (193)
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Partnership's share of unconsolidated
      ventures' income (losses)                           (9)             122
    Depreciation and amortization                        126              134
    Amortization of deferred loan costs                    2               10
    Interest expense on zero coupon loans                232              197
    Changes in assets and liabilities:
      Accrued interest and other receivables             (35)              64
      Prepaid expenses                                     2               (7)
      Deferred expenses                                    -               (2)
      Accounts payable and accrued expenses              (32)             (12)
      Accrued real estate taxes                            4                5
      Tenant security deposits                             3                -
      Advances from consolidated ventures                (22)             130
                                                    --------        ---------
        Total adjustments                                271              641
                                                    --------        ---------
        Net cash provided by operating activities        297              448
                                                    --------        ---------

Cash flows from investing activities:
   Net additions to escrowed cash                          -              (49)
   Additions to operating investment properties            -              (14)
   Distributions from unconsolidated joint ventures      307              216
                                                    --------        ---------
        Net cash provided by investing activities        307              153
                                                    --------        ---------

Cash flows from financing activities:
   Cash distributions to partners                       (318)            (255)
   Payments of principal on notes payable                (10)             (10)
                                                    --------        ---------
        Net cash used in financing activities           (328)            (265)
                                                    --------        ---------
Net increase in cash and cash equivalents                276              336

Cash and cash equivalents, beginning of period         4,615            3,439
                                                    --------        ---------

Cash and cash equivalents, end of period            $  4,891        $   3,775
                                                    ========        =========

Cash paid during the period for interest            $     87        $      88
                                                    ========        =========






                             See accompanying notes.

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements
                                   (Unaudited)


1. General

    The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1997. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1997 and March 31, 1997 and revenues and expenses for each of the three-month periods ended June 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2. Investments in Unconsolidated Joint Venture Partnerships

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

    Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                     Condensed Combined Summary of Operation
               For the three months ended March 31, 1997 and 1996
                                 (in thousands)

                                                1997         1996
                                                ----         ----

Revenues:
   Rental revenues and expense recoveries     $  1,209     $ 1,032
   Interest and other income                        15           9
                                              --------     -------
                                                 1,224       1,041
Expenses:
   Property operating expenses                     454         417
   Real estate taxes                                37          43
   Interest expense                                278         249
   Depreciation and amortization                   438         433
                                              --------     -------
                                                 1,207       1,142
                                              --------     -------
Net income (loss)                             $     17     $  (101)
                                              ========     =======

Net income (loss):
   Partnership's share of
     combined income (losses)                 $     14     $  (117)
   Co-venturers' share of
     combined income (losses)                        3          16
                                              --------     -------
                                              $     17     $  (101)
                                              ========     =======

               Reconciliation of Partnership's Share of Operation
        For the three months ended June 30, 1997 and 1996 (in thousands)

                                                1997        1996
                                                ----        ----

Partnership's share of operations,
   as shown above                            $    14      $ (117)
Amortization of excess basis                      (5)         (5)
                                             -------      ------
Partnership's share of
   unconsolidated ventures' income (losses)  $     9      $ (122)
                                             =======      ======

3. Operating Investment Properties

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

    The following is a combined summary of property operating expenses for the consolidated joint ventures for the three months ended March 31, 1997 and 1996 (in thousands):

                                        1997           1996
                                        ----           ----

      Common area maintenance         $   30          $  35
      Utilities                           21             22
      Management fees                     22             21
      Administrative and other            35             53
                                      ------          -----
                                      $  108          $ 131
                                      ======          =====

4. Related Party Transactions

    Included in general and administrative expenses for the three-month periods ended June 30, 1997 and 1996 is $24,000 and $25,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

    Also included in general and administrative expenses for the three months ended June 30, 1997 and 1996 is $6,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

5. Notes payable

    Notes payable and deferred interest at June 30, 1997 and March 31, 1997 consist of the following (in thousands):

                                                  June 30         March 31
                                                  -------         --------

     10.5%  nonrecourse  loan payable by
     the   Partnership   to  a   finance
     company,  which is  secured  by the
     Colony Plaza  operating  investment
     property.    All    interest    and
     principal  was due at maturity,  on
     December  29,  1996.   Interest  is
     compounded  semi-annually.  Accrued
     interest at June 30, 1997 and March
     31,  1997  amounted  to $4,690  and
     $4,458,  respectively.  It  is  not
     practicable   for   management   to
     estimate  the  fair  value  of this
     mortgage  note  payable  due to its
     current    default    status   (see
     discussion below).                           $ 8,740         $ 8,508

     9.59%  nonrecourse  loan payable by
     the  consolidated  Portland Pacific
     Associates   Two   to   a   finance
     company,  which is  secured  by the
     Willow Grove  operating  investment
     property. The note requires monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     March  31,  1997 and  December  31,
     1996.                                          3,525           3,535
                                                  -------         -------
                                                  $12,265         $12,043
                                                  =======         =======

    The borrowing secured by Colony Plaza matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Although the Partnership did not make its scheduled payment upon maturity, no formal default notices have been issued to date and management continues to negotiate with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. A refinancing transaction with a new lender would require a sizable principal paydown by the Partnership in order to reduce the loan-to-value ratio of the mortgage note payable. If the refinancing or extension of this loan cannot be accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1997 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. Negotiations have been ongoing with the lender for the past nine months regarding a possible extension and modification agreement for the existing loan. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of June 30, 1997, the Colony Plaza Shopping Center in Augusta, Georgia was 97% leased and 31% occupied. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including the store at Colony Plaza. Initially, Food Lion planned to open its new store at Colony Plaza in the summer of 1997. Food Lion now reports that it may take longer than expected to secure municipal approvals and to build their prototype store. As a result, the store may not be ready to open until January 1998. Because the opening of a Food Lion grocery store would significantly improve customer traffic levels at the Center, the leasing team is working closely with Food Lion to achieve the earliest possible opening date for the new store. The property's management and leasing team reports that with the announcement that Food Lion will open at Colony Plaza, a number of shop tenants in the local market have expressed interest in leasing space in the Center. Additionally, the leasing team reports that two shop tenants in the Center have expressed an interest in expanding their existing stores.

      The decisions by Wal-Mart and Food Max to close their stores have weakened the sales volumes of many of the tenants of Colony Plaza, which in some cases has affected their ability to meet their rent obligations. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant exercised a co-tenancy clause in its lease which allowed it to close its store in the second quarter of fiscal 1997 and pay only its share of common area maintenance, taxes and insurance because of the Wal-Mart vacancy. During the quarter ended June 30, 1997, this tenant notified the Partnership that it would be exercising its right to terminate its lease during the quarter ending September 30, 1997 due to the Wal-Mart vacancy. In addition, during the quarter ended March 31, 1997 two shop tenants with leases representing 4,600 square feet closed their stores. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy.

      As a result of the current leasing status of the Colony Plaza property, obtaining a new loan to refinance the outstanding debt is not practical, and the existing lender is concerned that its first mortgage position could be impaired in the event that the occupancy level at the property cannot be re-stabilized. Accordingly, the recent negotiations with the lender have focused on a potential agreement that would give the Partnership a stated period to re-lease all or some portion of the Wal-Mart space at Colony Plaza. If the Partnership were successful in re-leasing the space within the required time frame, then the Partnership would be entitled to execute a long-term extension of the existing mortgage loan pursuant to certain previously agreed upon terms. If the Partnership were not able to re-lease the space within the required time frame, then the lender would be entitled to initiate foreclosure proceedings on the property. Any such agreement with the lender remains subject to final negotiation and the execution of definitive modification agreements. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15% per annum in accordance with the original loan agreement. If no agreement can be reached regarding a modification of the current mortgage loan, the lender could choose to initiate foreclosure proceedings during fiscal 1998. The eventual outcome of this situation cannot be determined at the present time.

      The One Paragon Place Office Building was 94% leased at June 30, 1997, compared to 98% at March 31, 1997. Almost 3% of the 4% change resulted from the addition of 3,702 square feet of previously non-rentable area to the building's leasable area. This was accomplished by moving the management and leasing office out of One Paragon Place and also by converting an adjoining janitorial area into leasable space. The property's leasing team has combined the 3,702 square feet with a 2,389 square foot space left vacant by the downsizing of an existing tenant, as described further below, and is offering the combined 6,091 square feet for rent. Market rental rates for newly constructed Class A office properties increased by nearly 3% during the quarter ended June 30, 1997. As market rental rates keep moving higher than the rents paid by the existing tenants at One Paragon Place, revenues should continue to increase as new leases or renewals are signed. The leasing team's major accomplishment at One Paragon Place during the first quarter was the signing of a five-year renewal with one of the building's largest tenants. As part of the renewal agreement, this tenant will pay approximately 17% more in annual rental payments than was due during its initial lease term. The tenant will also downsize by 2,389 square feet to 17,759 square feet, or 12% of the building's leasable area. A three-year renewal with a 1,662 square foot tenant was signed during the quarter at a rental rate nearly 13% higher than the rental rate during the initial lease term. The leasing team also re-leased a 3,171 square foot space vacated during the quarter to two tenants. One existing tenant relocated from 1,362 square feet into 2,285 square feet, and a new tenant leased 886 square feet under a five-year agreement. Other leasing included an expansion of an existing tenant into an adjoining, previously vacant 853 square foot space. During the next fifteen months, leases comprising 34% of One Paragon Place's leasable area will be up for renewal. The property's leasing team will continue to negotiate with these tenants to sign renewal agreements at rental rates higher than the rates currently being paid.

      As previously reported, the market environment for suburban office properties in Richmond, Virginia is marked by near full occupancy levels and rising rental rates justifying new construction. As also reported, approximately 800,000 square feet of competing Class A office space in eight buildings is currently under construction. To date, 70% of such space is pre-leased. An additional 432,000 square feet of comparable office space in 5 buildings has been proposed for potential development in this market of 5,500,000 square feet. Absorption of this potential space is expected to be strong given the 1996 absorption of 316,000 square feet and the nearly 560,000 square feet leased to date in 1997 of the space under construction. The Partnership has been monitoring the development activity in the market, while exploring potential sale opportunities for One Paragon Place and has concluded that it is the appropriate time to sell the property. During the quarter ending September 30, 1997, regional and national real estate brokers will be interviewed as candidates to market the property for sale. Management expects to select a broker and begin actively marketing the property during the quarter ending December 31, 1997. There are no assurances, however, that a sale transaction will be completed in the near term.

      The DeVargas Mall was 95% leased and 92% occupied as of June 30, 1997. During the fourth quarter of fiscal 1997, the property's leasing team signed a lease for a 5,380 square foot space with the U.S. Post Office. The Post Office is projected to take occupancy of its space in the next quarter. Subsequent to the end of the quarter, a 27,023 square foot soft goods anchor tenant, representing 11% of the Center's leasable area, announced that it would close its store on July 31, 1997. This tenant's lease expired on January 31, 1997, and it had been leasing on a month-to-month basis. With the closing of this 27,023 square foot tenant and the upcoming opening of the U.S. Post Office facility, the Center's occupancy is projected to decrease to 84% in the quarter ending September 30, 1997. As interest in Santa Fe from national anchor tenants continues to increase, the property's leasing team is cautiously optimistic that they will secure a replacement tenant. Funding of the required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under the lines of credit provided by the Partnership's co-venture partner. As of March 31, 1997, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of March 31, 1997. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

      The average occupancy level for the first quarter of fiscal 1998 at the Willow Grove Apartments in Beaverton, Oregon was 95%, unchanged from the prior quarter. The property's leasing team raised rental rates by 4% on both new and renewal leases effective March 1, 1997, which is the first increase in one year. In addition, the use of rental concessions at Willow Grove is minimal even though recently constructed competing properties are currently offering a variety of rental concessions during their lease-up phases. As previously reported, while long-term prospects for the Portland apartment market are good, new apartment construction has softened market conditions in the overall suburban Portland area. Most of this new construction is located farther out to the west of Willow Grove, between 5 and 15 miles away. However, there is one property currently in lease-up in the local market. Phase one of this two-phase property contains 288 units and was 75% leased as of the end of fiscal 1997. Phase two, which will include an additional 150 units, is under construction. While this new property offers more amenities, its effective rental rates are comparable to those at Willow Grove. Once both phases of this property are substantially leased, the property's rental rates would be expected to increase above the rates at Willow Grove. While Willow Grove may be affected by these competitive pressures in the near term, overall market conditions are expected to stabilize over the next year due to the region's history of healthy employment gains and the resurgence in the growth of the high technology industries. Any formal marketing efforts for the sale of the Willow Grove property will likely be delayed until this market re-stabilization is achieved.

      At June 30, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $4,891,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan, if necessary, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended June 30, 1997
--------------------------------

      The Partnership reported net income of $26,000 for the quarter ended June 30, 1997, as compared to a net loss of $193,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is attributable to a favorable change in the Partnership's share of unconsolidated ventures' income (losses) of $131,000 and a favorable change in the Partnership's operating income (loss) of $88,000. The favorable change in the Partnership's share of unconsolidated ventures' operations is primarily due to a $177,000 increase in combined rental revenues and expense recoveries which was partially offset by increases in the property operating and interest expense categories. Rental revenues at DeVargas increased by $99,000 over the same three-month period in the prior year due to the addition of two new tenants during the second half of fiscal 1997. In addition, rental revenues at One Paragon Place increased due to new leases signed during the past twelve months at rates substantially higher than the rates on the expiring leases. Property operating expenses increased mainly due to additional costs attributable to DeVargas Mall, including necessary roof repairs and higher parking lot maintenance costs during the current three-month period. Interest expense increased due to additional borrowings obtained by the DeVargas joint venture to fund capital costs associated with leasing space at the property.

      The favorable change in the Partnership's operating income (loss) is the result of an increase in total revenues and a decrease in total expenditures. Rental income and expense reimbursements from the consolidated joint ventures increased mainly due to additional expense reimbursements recorded by Colony Plaza in the current three-month period resulting from a timing difference in the billing of the reimbursements as compared to the prior year. Interest income also increased by $21,000 due to an increase in the Partnership's average outstanding cash reserve balances. Property operating expenses from the consolidated joint ventures decreased due to a general decline in maintenance costs and other property-level administrative expenses at both Colony Plaza and Willow Grove. General and administrative expenses declined by $37,000 mainly due to a reduction in certain required professional fees during the current three-month period. Partially offsetting the increase in revenues and the declines in property operating and general and administrative expenses was an increase in interest expense resulting from the 15% default rate being applied to the zero coupon loan secured by Colony Plaza which matured on December 29, 1996, as discussed further above.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

                    NONE

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


                                    PAINEWEBBER EQUITY PARTNERS THREE
                                          LIMITED PARTNERSHIP


                                    By:  Third Equity Partners, Inc.
                                         Managing General Partner





                                    By: /s/ Walter V. Arnold
                                        ---------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer



Dated:  August 13, 1997