Form 10-Q
period 1997-09-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1997-11-10
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

 |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                           CONSOLIDATED BALANCE SHEETS
                September 30, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                  September 30     March 31
                                                  ------------     --------
Operating investment properties, at cost:
   Land                                            $   4,208     $   4,208
   Building and improvements                          14,015        14,153
                                                   ---------     ---------
                                                      18,223        18,361
   Less accumulated depreciation                      (4,138)       (3,893)
                                                   ---------     ---------
                                                      14,085        14,468

Investments in unconsolidated ventures, at equity     13,294        13,881
Cash and cash equivalents                              5,227         4,615
Accrued interest and other receivables                   146           101
Prepaid expenses                                          20             7
Deferred expenses, net                                   124           133
                                                   ---------     ---------
                                                   $  32,896     $  33,205
                                                   =========     =========


                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest, including
 amounts in default                                $  12,472     $  12,043
Accounts payable and accrued expenses                     77            98
Tenant security deposits                                  20            14
Accrued real estate taxes                                 37            14
Advances from consolidated ventures                      169           195
Other liabilities                                          2             2
Partners' capital                                     20,119        20,839
                                                   ---------     ---------
                                                   $  32,896     $  33,205
                                                   =========     =========








                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six months ended September 30, 1997 and 1996 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended    Six Months Ended
                                        September 30,       September 30,
                                   -------------------   ------------------
                                    1997        1996        1997     1996
                                    ----        ----        ----     ----

Revenues:
   Rental income and expense
     reimbursements                 $ 545       $ 596   $ 1,137     $1,159
   Interest income                     73          51       141         98
                                    -----       -----   -------     ------
                                      618         647     1,278      1,257

Expenses:
   Interest expense                   302         304       623        599
   Property operating expenses        123         103       231        234
   Real estate taxes                   37          38        77         75
   General and administrative          75          90       122        174
   Depreciation and amortization      128         160       255        294
                                    -----       -----   -------     ------
                                      665         695     1,308      1,376
                                    -----       -----   -------     ------
Operating loss                        (47)        (48)      (30)      (119)

Partnership's share of
  unconsolidated
  ventures' losses                    (62)        (91)      (53)      (213)
                                    -----       -----   -------     ------

Net loss                           $ (109)      $(139)  $   (83)    $ (332)
                                   ======       =====   =======     ======

Net loss per
   Limited Partnership Unit        $(2.15)     $(2.73)   $(1.63)    $(6.50)
                                   ======      ======    ======     ======

Cash distributions per
   Limited Partnership Unit        $ 6.25      $ 5.00    $12.50     $10.00
                                   ======      ======    ======     ======

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the six months ended September 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at March 31, 1996                          $ (218)      $ 22,548
Cash distributions                                     (5)          (505)
Net loss                                               (4)          (328)
                                                   ------       --------
Balance at September 30, 1996                      $ (227)      $ 21,715
                                                   ======       ========

Balance at March 31, 1997                          $ (234)      $ 21,073
Cash distributions                                     (6)          (631)
Net loss                                               (1)           (82)
                                                   ------       --------
Balance at September 30, 1997                      $ (241)      $ 20,360
                                                   ======       ========






















                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended September 30, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                       1997         1996
                                                       ----         ----
Cash flows from operating activities:
   Net loss                                         $  (83)       $  (332)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Partnership's share of unconsolidated
     ventures' losses                                   53            213
    Depreciation and amortization                      255            294
    Amortization of deferred loan costs                  5             21
    Interest expense on zero coupon loans              450            403
    Changes in assets and liabilities:
      Accrued interest and other receivables           (45)            95
      Prepaid expenses                                 (13)             5
      Deferred expenses                                 (6)            (3)
      Accounts payable and accrued expenses            (21)            26
      Accrued real estate taxes                         23             24
      Tenant security deposits                           6              -
      Advances from consolidated ventures              (26)           130
                                                     -----        -------
        Total adjustments                              681          1,208
                                                     -----        -------
        Net cash provided by operating activities      598            876
                                                    ------        -------

Cash flows from investing activities:
   Net additions to escrowed cash                        -            (19)
   Additions to operating investment properties         (2)            (4)
   Receipt of master lease payments                    140              -
   Distributions from unconsolidated joint ventures    534            398
                                                    ------        -------
        Net cash provided by investing activities      672            375
                                                    ------        -------

Cash flows from financing activities:
   Cash distributions to partners                     (637)          (510)
   Payments of principal on notes payable              (21)           (19)
                                                    ------        -------
        Net cash used in financing activities         (658)          (529)
                                                    ------        -------

Net increase in cash and cash equivalents              612            722
Cash and cash equivalents, beginning of period       4,615          3,439
                                                    ------        -------
Cash and cash equivalents, end of period            $5,227        $ 4,161
                                                    ======        =======
Cash paid during the period for interest            $  173        $   175
                                                    ======        =======
                             See accompanying notes.

           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                Notes to Consolidated Financial Statements
                                   (Unaudited)


1.    General
      -------

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of September 30, 1997 and March 31, 1997 and revenues and expenses for each of the three and six-month periods ended September 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the six-month periods ended September 30, 1997 and 1996 is $47,000 and $41,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the six months ended September 30, 1997 and 1996 is $9,000 and $7,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

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

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
            For the three and six months ended June 30, 1997 and 1996
                                 (in thousands)

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                    -----------------   ------------------
                                    1997      1996        1997       1996
                                    ----      ----        ----       ----
Revenues:
   Rental revenues and expense
     recoveries                    $1,130    $1,027     $2,339    $ 2,059
   Interest and other income           11        12         26         21
                                   ------    ------     ------    -------
                                    1,141     1,039      2,365      2,080
Expenses:
   Property operating expenses        424       405        878        822
   Real estate taxes                   35        44         72         87
   Interest expense                   282       250        560        499
   Depreciation and amortization      439       429        877        862
                                   ------    ------     ------    -------
                                    1,180     1,128      2,387      2,270
                                   ------    ------     ------    -------
Net loss                           $  (39)   $  (89)    $  (22)   $  (190)
                                   ======    ======     ======    =======

Net income (loss):
   Partnership's share of
     combined income (losses)      $  (57)   $  (86)    $  (43)   $  (203)
   Co-venturers' share of
     combined income (losses)          18        (3)        21         13
                                   ------    ------     ------    -------
                                   $  (39)   $  (89)    $  (22)   $  (190)
                                   ======    ======     ======    =======

               Reconciliation of Partnership's Share of Operations
         For the three and six months ended September 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended    Six Months Ended
                                       September 30,        September 30,
                                    ------------------   -----------------
                                      1997      1996       1997      1996
                                      ----      ----       ----      ----
   Partnership's share of
    operations, as shown
    above                           $  (57)   $ (86)     $ (43)    $ (203)
   Amortization of excess basis         (5)      (5)       (10)       (10)
                                    ------    ------     ------    ------
   Partnership's share of
    unconsolidated ventures'
    losses                          $  (62)   $  (91)    $ (53)    $ (213)
                                    ======    ======     =====     ======


4.    Operating Investment Properties
      -------------------------------

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

      The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and six months ended June 30, 1997 and 1996 (in thousands):

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                 ------------------    -----------------
                                  1997      1996          1997      1996
                                  ----      ----          ----      ----

      Common area maintenance     $ 23     $  27         $  53      $  62
      Utilities                     22        21            43         43
      Management fees               23        26            45         47
      Administrative and other      55        29            90         82
                                  ----     -----         -----       ----
                                  $123     $ 103         $ 231       $234
                                  ====     =====         =====       ====

5.    Notes payable
      -------------

      Notes payable and deferred interest at September 30, 1997 and March 31, 1997 consist of the following (in thousands):

                                                September 30     March 31
                                                ------------     --------

     10.5%  nonrecourse  loan payable by
     the   Partnership   to  a   finance
     company,  which is  secured  by the
     Colony Plaza  operating  investment
     property.    All    interest    and
     principal  was due at maturity,  on
     December  29,  1996.   Interest  is
     compounded  semi-annually.  Accrued
     interest at September  30, 1997 and
     March 31,  1997  amounted to $4,908
     and $4,458, respectively. It is not
     practicable   for   management   to
     estimate  the  fair  value  of this
     mortgage  note  payable  due to its
     current    default    status   (see
     discussion below).                           $ 8,958        $ 8,508

     9.59%  nonrecourse  loan payable by
     the  consolidated  Portland Pacific
     Associates Two to a finance company
     which  is  secured  by  the  Willow
     Grove     operating      investment
     property. The note requires monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     June  30,  1997  and  December  31,
     1996.                                          3,514          3,535
                                                  -------        -------
                                                  $12,472        $12,043
                                                  =======        =======

      The borrowing secured by Colony Plaza matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Although the Partnership did not make its scheduled payment upon maturity, no formal default notices have been issued to date and management continues to negotiate with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. The Partnership, however, is accruing interest at a default rate of 15%, as per the original loan agreement because no definitive agreement to modify the loan has been executed to date. If an extension agreement is signed, this penalty interest would be waived retroactively to the December 28, 1996 maturity date and the Partnership would be required to remit a cash payment for interest accruing from that date forward at the agreed upon modified rate. Colony Plaza was 93% leased, but only 31% occupied as of September 30, 1997 as a result of the closing of the property's Wal-Mart and Food Max anchor stores during fiscal 1997. As a result of the current leasing status of the Colony Plaza property, obtaining a new loan to refinance the outstanding debt is not practical, and the existing lender is concerned that its first mortgage position could be impaired in the event that the occupancy level at the property cannot be re-stabilized. Accordingly, the recent negotiations with the lender have focused on a potential agreement that would give the Partnership a stated period to re-lease all or some portion of the Wal-Mart space at Colony Plaza. If the Partnership were successful in re-leasing the space within the required time frame, then the Partnership would be entitled to execute a long-term extension of the existing mortgage loan pursuant to certain previously agreed upon terms. If the Partnership were not able to re-lease the space within the required time frame, then the lender would be entitled to initiate foreclosure proceedings on the property. Any such long-term extension agreement with the lender remains subject to final negotiation and the execution of definitive modification agreements. If the modification and extension of this loan cannot be accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover its carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. Negotiations have been ongoing with the lender for the past nine months regarding a possible extension and modification agreement for the existing loan. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of September 30, 1997, the Colony Plaza Shopping Center in Augusta, Georgia was 93% leased, but only 31% occupied. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including the store at Colony Plaza. Initially, Food Lion planned to open its new store at Colony Plaza in the summer of 1997. However, due to unexpected delays in the process of obtaining the municipal approvals to build their prototype store, the store will not be ready to open until early in calendar year 1998. Because the opening of a Food Lion grocery store would significantly improve customer traffic levels at the Center, the leasing team is working closely with Food Lion to achieve the earliest possible opening date for the new store. The property's management and leasing team reports that with the announcement that Food Lion will open at Colony Plaza, a number of shop tenants in the local market have expressed interest in leasing space in the Center. Additionally, the leasing team reports that two shop tenants in the Center have expressed an interest in expanding their existing stores. During the quarter, the leasing team signed a lease with a 3,000 square foot tenant. In addition, two lease renewals were signed with 1,500 and 1,600 square foot tenants.

      Notwithstanding the expected Food Lion opening in the fourth quarter of fiscal 1998, the decisions by Wal-Mart and Food Max to close their stores have weakened the sales volumes of many of the tenants of Colony Plaza, which in some cases has affected their ability to meet their rent obligations. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant exercised a co-tenancy clause in its lease which allowed it to close its store in the second quarter of fiscal 1997 and pay only its share of common area maintenance, taxes and insurance because of the Wal-Mart vacancy. During the quarter ended June 30, 1997, this tenant notified the Partnership that it would be exercising its right to terminate its lease during the quarter ended September 30, 1997 due to the Wal-Mart vacancy. In addition, during the quarter ended March 31, 1997 two shop tenants with leases representing 4,600 square feet closed their stores. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy.

      As a result of the current leasing status of the Colony Plaza property, obtaining a new loan to refinance the outstanding debt is not practical, and the existing lender is concerned that its first mortgage position could be impaired in the event that the occupancy level at the property cannot be re-stabilized. Accordingly, the recent negotiations with the lender have focused on a potential agreement that would give the Partnership a stated period to re-lease all or some portion of the Wal-Mart space at Colony Plaza. If the Partnership were successful in re-leasing the space within the required time frame, then the Partnership would be entitled to execute a long-term extension of the existing mortgage loan pursuant to certain previously agreed upon terms. If the Partnership were not able to re-lease the space within the required time frame, then the lender would be entitled to initiate foreclosure proceedings on the property. Any such long-term extension agreement with the lender remains subject to final negotiation and the execution of definitive modification agreements. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15% per annum in accordance with the original loan agreement because no definitive agreement to modify the loan has been executed to date. If an extension agreement is signed, this penalty interest would be waived retroactively to the December 28, 1996 maturity date and the Partnership would be required to remit a cash payment for interest accruing from that date forward at the agreed upon modified rate. If no agreement can be reached regarding a modification of the current mortgage loan, the lender could choose to initiate foreclosure proceedings during fiscal 1998. The eventual outcome of this situation cannot be determined at the present time.

      The One Paragon Place Office Building was 92% leased at September 30, 1997, compared to 98% at March 31, 1997. Almost 3% of the 6% change resulted from the addition of 3,702 square feet of previously non-rentable area to the building's leasable area. This was accomplished by moving the management and leasing office out of One Paragon Place and also by converting an adjoining janitorial area into leasable space. The property's leasing team has combined the 3,702 square feet with a 2,389 square foot space left vacant by the downsizing of an existing tenant, as described further below, and is offering the combined 6,091 square feet for rent. Market rental rates for newly constructed Class A office properties in Richmond, Virginia increased by nearly 3% during the quarter ended September 30, 1997. As market rental rates keep moving higher than the rents paid by the existing tenants at One Paragon Place, revenues should continue to increase as new leases or renewals are signed. During the first quarter, a five-year lease renewal was signed with one of the building's largest tenants. As part of the renewal agreement, this tenant will pay approximately 17% more in annual rental payments than was due during its initial lease term. The tenant will also downsize by 2,389 square feet to 17,759 square feet, or 12% of the building's leasable area. During the second quarter, the leasing team signed a five-year lease renewal with a tenant at average rents 21% higher than due during the original lease term. As part of the renewal, this tenant downsized from 6,359 square feet to 5,620 square feet. During the next fifteen months, leases comprising 32% of One Paragon Place's leasable area will be up for renewal. The property's leasing team will continue to negotiate with these tenants to sign renewal agreements at rental rates higher than the rates currently being paid.

      As previously reported, the market environment for suburban office properties in Richmond, Virginia is marked by near full occupancy levels and rising rental rates justifying new construction. Two fully-leased, Class A buildings, totalling 450,000 square feet, were completed during the second quarter. Approximately 570,000 square feet of competing Class A office space in nine buildings is under construction in the Northwest Quadrant, with 18% pre-leased. An additional 360,000 square feet of comparable office space in four buildings has been proposed for development in the 6,043,000 square foot market. Absorption of the buildings under construction, as well as the proposed construction, is expected to remain strong, given the calendar 1996 absorption of 316,000 square feet and the significant absorption to date in calendar 1997. The Partnership has been monitoring the development activity in the market, while exploring potential sale opportunities for One Paragon Place and has concluded that it is the appropriate time to sell the property. During the quarter ended September 30, 1997, a real estate broker was selected to market the property for sale. Management expects to begin actively marketing the property during the quarter ending December 31, 1997. There are no assurances, however, that a sale transaction will be completed in the near term.

      The DeVargas Mall was 83% leased and 80% occupied as of September 30, 1997, compared to 95% leased and 92% occupied for the prior quarter. As reported last quarter, a 27,023 square foot soft goods anchor tenant, representing 11% of the Center's leasable area, announced that it would close its store on July 31, 1997. This tenant's lease expired on January 31, 1997, and it had been leasing on a month-to-month basis. As interest in Santa Fe from national anchor tenants continues to increase, the property's leasing team is cautiously optimistic that they will secure a replacement tenant or tenants for this anchor space. Funding of the required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under the lines of credit provided by the Partnership's co-venture partner. As of March 31, 1997, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of March 31, 1997. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

      The average occupancy level for the first quarter of fiscal 1998 at the Willow Grove Apartments in Beaverton, Oregon was 97%, up from 95% for the prior quarter. These occupancy levels continue to compare favorably to similar Class A quality properties in the local market, which includes approximately 2,500 units built in the last three years and located within 4 to 6 miles of the property. Building permits for apartments in Beaverton to date in calendar 1997 total only 434 units, versus 1,178 units in 1996 and 2,034 units in 1995. As new development appears to be slowing and most new construction is located farther to the west of Willow Grove, between 5 and 15 miles away, the local apartment market should continue to record strong occupancy levels and moderate rental rate growth. As previously reported, there is one property currently in lease-up in the local market. Phase one of this two-phase property contains 288 units and was 90% leased as of September 30, 1997. Phase two, which will include an additional 150 units, is under construction. While this new property offers more amenities, its effective rental rates are comparable to those at Willow Grove. Once both phases of this property are substantially leased, the rental rates of the new property would be expected to increase above the rates at Willow Grove. A light-rail station, which will be located within walking distance of Willow Grove Apartments, is scheduled to open in the fall of 1998. With strong local market conditions and the pending opening of the rail station near Willow Grove, two lower quality apartments neighboring the property are undergoing renovation. While these properties are not expected to compete with Willow Grove even after they are renovated, the upgrades will enhance the overall appeal and quality of the immediate market.

      At September 30, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,227,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan, if necessary, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three Months Ended September 30, 1997
-------------------------------------

      The Partnership reported a net loss of $109,000 for the three months ended September 30, 1997 as compared to a net loss of $139,000 for the same period in the prior year. This decrease of $30,000 in the Partnership's net loss is attributable to a decrease in the Partnership's share of unconsolidated ventures' losses of $29,000 and a decrease in the Partnership's operating loss of $1,000. The favorable change in the Partnership's share of unconsolidated ventures' losses is primarily due to an increase in combined rental revenues which was partially offset by increases in the property operating expenses and interest expense. Rental revenues at DeVargas increased due to the addition of two new tenants during the second half of fiscal 1997. Since the operations of the ventures are reported on a three-month lag, the current period results do not reflect the loss of the major tenant at DeVargas in July 1997 which is discussed further above. In addition rental income at One Paragon Place increased due to new leases signed during the past year at rates substantially higher than the rates on expiring leases. Interest expense increased due to an increase in the average outstanding principal balance of the line of credit borrowings of the DeVargas joint venture which are discussed further above. Property operating expenses increased mainly due to an increase in marketing expenses at One Paragon Place.

      The favorable change in the Partnership's operating loss is the result of a decrease in depreciation and amortization expense of $32,000 and an increase in interest income of $22,000. Depreciation and amortization expense decreased as a result of some assets having become fully depreciated during the prior year. Interest income increased due to an increase in interest rates earned on invested cash equivalents and an increase in the average balance of invested cash reserves. The decrease in depreciation and amortization expense and the increase in interest income were partially offset by a decrease in rental income of $51,000. Rental income decreased at Colony Plaza due to a reduction in shop space occupancy related to the two anchor tenant vacancies discussed further above.

Six Months Ended September 30, 1997
-----------------------------------

      The Partnership reported a net loss of $83,000 for the six months ended September 30, 1997 as compared to a net loss of $332,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is due to a decrease in the Partnership's share of unconsolidated ventures' losses of $160,000 and a decrease in the Partnership's operating loss of $89,000. The decrease in the Partnership's share of unconsolidated ventures' losses is primarily attributable to an increase in rental revenues which was partially offset by an increase in property operating expenses and interest expense. The increase in rental revenues at DeVargas Mall is a result of the addition of two new tenants during the second half of fiscal 1997. Since the operations of the ventures are reported on a three-month lag, the current period results do not reflect the loss of the major tenant at DeVargas in July 1997 which is discussed further above. In addition rental income at One Paragon Place increased due to new leases signed during the past year at rates substantially higher than the rates on expiring leases. Interest expense increased as a result of an increase in the average outstanding principal balance of the line of credit borrowings of the DeVargas joint venture. Property operating expenses increased primarily as a result of an increase in repairs and maintenance expense at DeVargas Mall due to higher snow removal costs and roof repairs. An increase in marketing expenses at One Paragon Place also contributed to the increase in property operating expenses for the current six-month period.

      The Partnership's operating loss decreased by $89,000 primarily due to decreases in general and administrative expenses of $52,000 and depreciation and amortization expense of $49,000. General and administrative expenses decreased primarily due to certain costs incurred during the prior year in conjunction with the refinancing of the One Paragon Place loan. Depreciation and amortization expense decreased as a result of some assets having become fully depreciated during the prior year.

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



Dated:  November 10, 1997