Form 10-Q
period 1997-12-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1998-02-12
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

|X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1997 and March 31, 1997 (Unaudited)
                              (In thousands)

                                  ASSETS
                                                  December 31    March 31
                                                  -----------    --------
Operating investment properties, at cost:
   Land                                            $   4,208     $   4,208
   Building and improvements                          14,015        14,153
                                                   ---------     ---------
                                                      18,223        18,361
   Less accumulated depreciation                      (4,262)       (3,893)
                                                   ---------     ---------
                                                      13,961        14,468

Investments in unconsolidated ventures, at equity     12,894        13,881
Cash and cash equivalents                              5,643         4,615
Accrued interest and other receivables                   113           101
Prepaid expenses                                          13             7
Deferred expenses, net                                   116           133
                                                   ---------     ---------
                                                   $  32,740     $  33,205
                                                   =========     =========


                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest, including
  amounts in default                               $  12,686     $  12,043
Accounts payable and accrued expenses                     47            98
Tenant security deposits                                  17            14
Accrued real estate taxes                                 75            14
Advances from consolidated ventures                      198           195
Other liabilities                                          2             2
Partners' capital                                     19,715        20,839
                                                   ---------     ---------
                                                   $  32,740     $  33,205
                                                   =========     =========








                             See accompanying notes.

           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                   CONSOLIDATED  STATEMENTS OF OPERATIONS
 For the three and nine months ended December 31, 1997 and 1996 (Unaudited)
                   (In thousands, except per Unit data)

                                   Three Months Ended       Nine Months Ended
                                      December 31,             December 31,
                                  -------------------      ------------------
                                     1997       1996        1997       1996
                                     ----       ----        ----       -----

Revenues:
   Rental income and expense
     reimbursements                $  542     $   615      $1,679     $1,774
   Interest and other income           78          56         219        154
                                   ------     -------      ------     ------
                                      620         671       1,898      1,928

Expenses:
   Interest expense                   317         302         940        901
   Property operating expenses        139         114         370        348
   Real estate taxes                   38          37         115        112
   General and administrative          90          45         212        219
   Depreciation and amortization      126         136         381        430
                                   ------     -------      ------     ------
                                      710         634       2,018      2,010
                                   ------     -------      ------     ------
Operating income (loss)               (90)         37        (120)       (82)

Partnership's share of
   unconsolidated
   ventures' income (losses)            5          25         (48)      (188)
                                   ------     -------      ------     ------
Net income (loss)                  $  (85)    $    62      $ (168)    $ (270)
                                   ======     =======      ======     ======

Net income (loss) per
   Limited Partnership Unit        $(1.67)    $  1.21      $(3.30)    $(5.29)
                                   ======     =======      ======     ======

Cash distributions per
   Limited Partnership Unit        $ 6.25     $  5.00      $18.75     $15.00
                                   ======     =======      ======     ======

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.




                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1997 and 1996 (Unaudited)
                                 (In thousands)


                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at March 31, 1996                          $ (218)      $ 22,548
Cash distributions                                     (8)          (757)
Net loss                                               (3)          (267)
                                                   ------       --------
Balance at December 31, 1996                       $ (229)      $ 21,524
                                                   ======       ========

Balance at March 31, 1997                          $ (234)      $ 21,073
Cash distributions                                    (10)          (946)
Net loss                                               (2)          (166)
                                                   ------       --------
Balance at December 31, 1997                       $ (246)      $ 19,961
                                                   ======       ========





















                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended December 31, 1997 and 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                                        1997          1996
                                                        ----          ----
Cash flows from operating activities:
   Net loss                                           $  (168)      $  (270)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Partnership's share of unconsolidated
       ventures' losses                                    48           188
      Depreciation and amortization                       381           430
      Amortization of deferred loan costs                   7            29
      Interest expense on zero coupon loan                675           610
      Changes in assets and liabilities:
      Accrued interest and other receivables              (12)           88
      Prepaid expenses                                     (6)          (18)
      Deferred expenses                                    (2)           (7)
      Accounts payable and accrued expenses               (51)           (4)
      Accrued real estate taxes                            61           (31)
      Tenant security deposits                              3             1
      Advances from consolidated ventures                   3           (90)
                                                      -------       -------
        Total adjustments                               1,107         1,196
                                                      -------       -------
        Net cash provided by operating activities         939           926

Cash flows from investing activities:
   Additions to operating investment properties            (2)            -
   Receipt of master lease payments                       140             -
   Distributions from unconsolidated joint ventures       939           624
                                                      -------       -------
        Net cash provided by investing activities       1,077           624
                                                      -------       --------

Cash flows from financing activities:
   Cash distributions to partners                        (956)         (765)
   Payments of principal on notes payable                 (32)          (29)
                                                      -------        ------
        Net cash used in financing activities            (988)         (794)
                                                      -------        ------

Net increase in cash and cash equivalents               1,028           756
Cash and cash equivalents, beginning of period          4,615         3,439
                                                      -------       -------
Cash and cash equivalents, end of period              $ 5,643       $ 4,195
                                                      =======       =======

Cash paid during the period for interest              $   258       $   262
                                                      =======       =======
                             See accompanying notes.

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

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1997 and March 31, 1997 and revenues and expenses for each of the three and nine-month periods ended December 31, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the nine-month periods ended December 31, 1997 and 1996 is $70,000 and $65,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for both of the nine-month periods ended December 31, 1997 and 1996 is $12,000, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of December 31, 1997, the Partnership had investments in two unconsolidated joint venture partnerships which own operating properties as more fully described in the Partnership's Annual Report. The unconsolidated joint ventures are accounted for by using the equity method because the Partnership does not have a voting control interest in these ventures. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investments are carried at cost adjusted for the Partnership's share of each venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. Subsequent to the end of the quarter, on January 30, 1998, the Richmond Paragon Partnership, which owned the One Paragon Place Office Building, sold its operating investment property to an unrelated third party for $16,500,000. The Partnership received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership expects to distribute the net proceeds from this sale transaction to the Limited Partners in February 1998.

      Summarized operations of the unconsolidated joint ventures, for the periods indicated, are as follows:

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                    ------------------   -----------------
                                      1997      1996      1997       1996
                                      ----      ----      ----       ----
Revenues:
   Rental revenues and expense
     recoveries                    $1,223    $1,124     $3,562   $  3,183
   Interest and other income            9         6         35         27
                                   ------    ------     ------   --------
                                    1,232     1,130      3,597      3,210
Expenses:
   Property operating expenses        434       356      1,312      1,178
   Real estate taxes                   36        24        108        111
   Interest expense                   275       291        835        790
   Depreciation and amortization      439       429      1,316      1,291
                                   ------    ------     ------   --------
                                    1,184     1,100      3,571      3,370
                                   ------    ------     ------   --------
Net income (loss)                  $   48    $   30     $   26   $   (160)
                                   ======    ======     ======   ========

Net income (loss):
   Partnership's share of
     combined income (losses)      $   10    $   30     $  (33)  $   (173)
   Co-venturers' share of
     combined income (losses)          38         -         59         13
                                   ------    ------     ------   --------
                                   $   48    $   30     $   26   $   (160)
                                   ======    ======     ======   ========

               Reconciliation of Partnership's Share of Operations
         For the three and nine months ended December 31, 1997 and 1996
                                 (in thousands)

                                    Three Months Ended     Nine Months Ended
                                        December 31,          December 31,
                                    ------------------    ------------------
                                      1997      1996       1997      1996
                                      ----      ----       ----      ----
   Partnership's share of
      operations, as shown above     $  10    $  30      $  (33)    $ (173)
   Amortization of excess basis         (5)      (5)        (15)       (15)
                                     -----    -----      ------     ------
   Partnership's share of
      unconsolidated ventures'
      income (losses)                $   5    $  25      $  (48)    $ (188)
                                     =====    =====      ======     ======

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

      The following is a combined summary of property operating expenses for the consolidated joint ventures for the three and nine months ended September 30, 1997 and 1996 (in thousands):

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    ------------------
                                      1997      1996         1997      1996
                                      ----      ----         ----      ----

      Common area maintenance      $    39     $   31      $    92    $    93
      Utilities                         24         22           67         65
      Management fees                   23         21           68         68
      Administrative and other          53         40          143        122
                                   -------     ------      -------    -------
                                   $   139     $  114      $   370    $   348
                                   =======     ======      =======    =======

5.    Notes payable

      Notes payable and deferred interest at December 31, 1997 and March 31, 1997 consist of the following (in thousands):

                                                December 31      March 31
                                                -----------      --------

 10.5%     nonrecourse    loan
 payable by the Partnership to
 a finance  company,  which is
 secured by the  Colony  Plaza
 operating          investment
 property.  All  interest  and
 principal    was    due    at
 maturity,   on  December  29,
 1996.  Interest is compounded
 semi-annually.        Accrued
 interest at December 31, 1997
 and March 31,  1997  amounted
 to   $5,133    and    $4,458,
 respectively.   It   is   not
 practicable for management to
 estimate  the  fair  value of
 this  mortgage  note  payable
 due  to its  current  default
 status    (see     discussion
 below).                                    $  9,183            $  8,508

 9.59%     nonrecourse    loan
 payable  by the  consolidated
 Portland  Pacific  Associates
 Two  to  a  finance  company,
 which  is   secured   by  the
 Willow    Grove     operating
 investment property. The note
 requires  monthly   principal
 and interest  payments of $32
 from   April   1995   through
 maturity in March  2002.  The
 fair  value  of the  mortgage
 note     approximated     its
 carrying  value at  September
 30,  1997  and  December  31,
 1996.                                         3,503               3,535
                                            --------            --------
                                            $ 12,686            $ 12,043
                                            ========            ========

      The borrowing secured by Colony Plaza matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Although the Partnership did not make its scheduled payment upon maturity, no formal default notices have been issued to date and management continues to negotiate with the existing lender regarding a potential extension and modification of the outstanding first mortgage loan. The Partnership, however, is accruing interest at a default rate of 15%, as per the original loan agreement. A refinancing transaction with a new lender would require a sizable principal paydown by the Partnership in order to reduce the loan-to-value ratio of the mortgage note payable. If the refinancing or extension of this loan cannot be accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      On November 16, 1995, the zero coupon loan issued in the name of the Partnership and secured by a mortgage on the One Paragon Place operating property was refinanced with proceeds of a seven-year $8,750,000 loan from a new lender issued in the name of the unconsolidated Richmond Paragon Partnership. The zero coupon loan had an outstanding balance of approximately $10.4 million at the time of the refinancing. Additional funds required to complete the refinancing transaction were contributed from the Partnership's cash reserves. The new note was secured by a first mortgage on the One Paragon Place Office Building and was recorded on the books of the unconsolidated joint venture. The new loan bore interest at 8% per annum and required monthly principal and interest payments of $68,000 through maturity, on December 10, 2002. The Partnership had indemnified the Richmond Paragon Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing. As discussed in Note 3, the One Paragon Place Office Building was sold to a third party in January 1998, and this mortgage loan was assumed by the buyer of the property.

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

Liquidity and Capital Resources
-------------------------------

      One Paragon Place located in Richmond, Virginia was 91% leased and occupied at the end of the quarter, compared to 92% the previous quarter. Leasing activity during the quarter consisted of a 662 square foot lease and the move-out of a 1,087 square foot tenant whose lease had expired June of 1997. As previously reported, the Partnership had been monitoring the development activity in the Richmond, Virginia market while exploring potential sale opportunities for the One Paragon Place Office Building and had concluded that it was the appropriate time to sell the property. During the quarter ended September 30, 1997, management selected a national firm which began to actively market the property for sale. As part of the marketing process, several offers were received from prospective buyers. During the quarter ended December 31, 1997, the Partnership negotiated a purchase and sale agreement with one of these prospective buyers. Subsequent to the end of the third quarter, the One Paragon Place Office Building was sold to this unrelated third party for $16,500,000. The Partnership received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership expects to distribute the net proceeds from this sale transaction to the Limited Partners in February 1998. Because of the reduction in the Partnership's net cash flow subsequent to the sale of the One Paragon Place property, the quarterly distribution rate will be reduced from 2.5% per annum to 1.75% per annum on remaining invested capital effective for the quarter ending June 30, 1998.

      With the sale of One Paragon Place, the Partnership has three remaining investments: the Colony Plaza Shopping Center, in Augusta, Georgia; the DeVargas Mall, in Santa Fe, New Mexico; and the Willow Grove Apartments, in Beaverton (suburban Portland), Oregon. The Partnership is currently focusing on potential disposition strategies for these remaining assets. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 to 3 years. As discussed further in the Annual Report, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. Negotiations have been ongoing with the lender for the past year regarding a possible extension and modification agreement for the existing loan. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of December 31, 1997, the Colony Plaza Shopping Center in Augusta, Georgia was 93% leased and 31% occupied. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including the store at Colony Plaza. Initially, Food Lion planned to open its new store at Colony Plaza in the summer of 1997. Food Lion now reports that it will open its prototype store at Colony Plaza on April 1, 1998. The leasing team is confident that with the opening of the Food Lion and the accompanying expected increase in shoppers visiting the Center that interest in the available small shop spaces at Colony Plaza will increase.

      The decisions by Wal-Mart and Food Max to close their stores have weakened the sales volumes of many of the tenants of Colony Plaza, which in some cases has affected their ability to meet their rent obligations. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant exercised a co-tenancy clause in its lease which allowed it to close its store in the second quarter of fiscal 1997 and pay only its share of common area maintenance, taxes and insurance because of the Wal-Mart vacancy. During the quarter ended June 30, 1997, this tenant notified the Partnership that it would be exercising its right to terminate its lease during the quarter ended December 31, 1997 due to the Wal-Mart vacancy. In addition, during the quarter ended March 31, 1997 two shop tenants with leases representing 4,600 square feet closed their stores. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. In addition, several other tenants have requested rental abatements as a result of the Wal-Mart vacancy. During the current quarter, a 1,600 square foot tenant closed its store.

      As a result of the current leasing status of the Colony Plaza property, obtaining a new loan to refinance the outstanding debt is not practical, and the existing lender is concerned that its first mortgage position could be impaired in the event that the occupancy level at the property cannot be re-stabilized. Accordingly, the negotiations with the lender have focused on a potential agreement that would give the Partnership a stated period to re-lease all or some portion of the Wal-Mart space at Colony Plaza. If the Partnership were successful in re-leasing the space within the required time frame, then the Partnership would be entitled to execute a long-term extension of the existing mortgage loan pursuant to certain previously agreed upon terms. If the Partnership were not able to re-lease the space within the required time frame, then the lender would be entitled to initiate foreclosure proceedings on the property. Any such agreement with the lender remains subject to final negotiation and the execution of definitive modification agreements. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15% per annum in accordance with the original loan agreement. If no agreement can be reached regarding a modification of the current mortgage loan, the lender could choose to initiate foreclosure proceedings during 1998. The eventual outcome of this situation cannot be determined at the present time.

      The DeVargas Mall was 83% leased and occupied as of December 31, 1997. As previously reported, a 27,023 square foot soft goods anchor tenant, representing 11% of the Center's leasable area, closed its store during the second fiscal quarter. This tenant's lease expired on January 31, 1997, and it had been leasing on a month-to-month basis. As interest in Santa Fe from national anchor tenants continues to increase, the property's leasing team is negotiating with two national anchor replacement tenants, and they remain confident that a replacement tenant will be signed for this space. During the third quarter of fiscal 1998, a 491 square foot lease was signed and the lease of a 659 square foot tenant, which had previously vacated its space, expired. In addition, the U.S. Post Office took occupancy of its 5,404 square foot space. The leasing team at DeVargas is currently focusing their efforts on renewing the leases of 25,000 square feet of shop space which expire in calendar year 1998. Funding of the required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under the lines of credit provided by the Partnership's co-venture partner. As of March 31, 1997, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of March 31, 1997. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allows the venture to borrow up to $5,000,000, bears interest at the greater of the prime rate or 9% per annum and is due to mature on June 1, 1998.

      The average occupancy level at the Willow Grove Apartments in Beaverton, Oregon was 96% as of December 31, 1997. The property's leasing team raised rental rates by 4% on both new and renewal leases effective March 1, 1997, which was the first increase in over a year. The property's leasing team reports that the number of building permits for apartments in the Beaverton market in 1997 were down significantly from 1996 and 1995. As new development appears to be slowing and most new construction is located farther out to the west of Willow Grove, between 5 and 15 miles away, the local apartment market is expected to record strong occupancy levels and moderate rental rate growth during calendar 1998. The property should also benefit from the planned opening of a light-rail station located within walking distance of the property in the fall of 1998. As previously reported, there is one property currently in lease-up in Willow Grove's local market. Phase one of this two-phase property contains 288 units. Phase two, which will include an additional 150 units, is under construction. While this new property offers more amenities, its effective rental rates are comparable to those at Willow Grove. Once both phases of this property are substantially leased, the property's rental rates would be expected to increase above the rates at Willow Grove. With the number of new apartments under construction or permitted down significantly from the two previous years, combined with the strong regional economy, the near term outlook for the Portland area apartment market is good. Management is currently reviewing the local market conditions to assess the appropriate timing for the disposition of the Willow Grove property and expects to market the property for sale during calendar 1998.

      At December 31, 1997, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,643,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs related to the Partnership's remaining zero coupon loan, if necessary, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended December 31, 1997
------------------------------------

      The Partnership reported a net loss of $85,000 for the three months ended December 31, 1997, as compared to net income of $62,000 for the same period in the prior year. This unfavorable change of $147,000 in the Partnership's net operating results is attributable to a decrease in the Partnership's share of unconsolidated ventures' income of $20,000 and an unfavorable change in the
Partnership's operating income (loss) of $127,000. The decrease in the Partnership's share of unconsolidated ventures' income is mainly due to an increase in the net loss of the One Paragon Place joint venture for the current three-month period. The increase in the net loss at One Paragon Place was primarily the result of an increase in property operating expenses which reflects certain costs incurred in connection with preparing the property for sale.

      The unfavorable change in the Partnership's operating income (loss) is the result of a decrease in total revenues of $50,000 and an increase in total expenses of $77,000. General and administrative expenses increased mainly due to the timing of certain recurring professional services compared to the prior year. In addition, interest expense increased due to the Colony Plaza borrowing, which is accruing interest at a default rate of 15%, as discussed further above. The decline in revenues was the result of a decrease in rental income from the consolidated joint ventures which was partially offset by an increase in interest and other income. Interest income increased due to an increase in the average outstanding amount of the Partnership's invested cash reserves. Rental income decreased at Colony Plaza due to a reduction in shop space occupancy related to the two anchor tenant vacancies which are discussed further above.

Nine months ended December 31, 1997
-----------------------------------

      The Partnership reported a net loss of $168,000 for the nine months ended December 31, 1997 as compared to a net loss of $270,000 for the same period in the prior year. This favorable change in the Partnership's net operating results is due to a decrease in the Partnership's share of unconsolidated ventures'
losses of $140,000 which was partially offset by an increase in the Partnership's operating loss of $38,000. The decrease in the Partnership's share of unconsolidated ventures' losses is primarily attributable to an increase in rental revenues which was partially offset by an increase in property operating expenses and interest expense. The increase in rental revenues at DeVargas Mall is a result of the addition of two new tenants during the second half of fiscal 1997. Revenues were also higher at One Paragon Place as a result of an increase in rental rates on new leases signed over the past year. Interest expense increased as a result of an increase in the average outstanding principal balance of the capital and tenant improvement loan payable by the DeVargas joint venture. Property operating expenses increased primarily as a result of an increase in common area maintenance and utilities expense at One Paragon Place.

      The Partnership's operating loss increased by $38,000 due to an increase in total expenses of $8,000 and a decrease in total revenues of $30,000. Rental income decreased at the consolidated Colony Plaza property due to a reduction in shop space occupancy related to the anchor tenant vacancies discussed further above. The decline in rental revenues was partially offset by an increase in interest and other income. Interest income increased due to an increase in the average outstanding amount of the Partnership's invested cash reserves. The increase in expenses is the result of higher property operating expenses at the consolidated ventures and an increase in interest expense which were partially offset by lower general and administrative and depreciation and amortization expenses. Interest expense increased due to the Colony Plaza borrowing, which is accruing interest at a default rate of 15%, as discussed further above. General and administrative expenses decreased primarily due to certain costs incurred during the prior year in conjunction with the refinancing of the One Paragon Place loan. Depreciation and amortization expense decreased as a result of some assets having become fully depreciated during the prior year.

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



Dated:  February 12, 1998