Form 10-K405
period 1998-03-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1998-06-29
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ______ to _______ .


Commission File Number: 0-17881


              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Virginia                                           04-2995890
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


265 Franklin Street, Boston, Massachusetts                         02110
------------------------------------------                         -----
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of  each exchange on
Title of each class                                        which registered
-------------------                                   -------------------------
      None                                                     None

Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                               Form 10-K Reference
----------                                              -------------------

Prospectus of registrant dated                          Parts II and IV
January 4, 1988,  as supplemented

Current Report on Form 8-K                              Part IV
of registrant dated January 30, 1998

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-3

Item  4     Submission of Matters to a Vote of Security Holders         I-5


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  8     Financial Statements and Supplementary Data                 II-8

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-9


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
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                          F-1 to F-40

      This Form 10-K contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 7 in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page II-7 of this Form 10-K.

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

      As of March 31, 1998, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

Name of Joint Venture                                   Date of
Name and Type of Property                               Acquisition
Location                                  Size          of Interest  Type of Ownership (1)
----------------------------              ----          -----------  ---------------------

DeVargas Center Joint Venture            retail         4/19/88       Fee  ownership  of land and
DeVargas Mall                            shopping                     improvements (through joint
Santa Fe, New Mexico                     center on                    venture)
                                         18.3 acres
                                         with 248,000
                                         net leasable
                                         square feet


Portland Pacific Associates Two          thirteen       9/20/88       Fee  ownership  of land and
Willow Grove Apartments                  one-, two-                   improvements (through joint
Beaverton, Oregon                        and three-                   venture)
                                         story
                                         apartment
                                         buildings
                                         on 6.2 acres
                                         with 119 units

Colony Plaza General                     retail         1/18/90      Fee ownership of land and
  Partnership                            shopping                    improvements  (through joint
Colony Plaza Shopping Center             center on                   venture)
Augusta, Georgia                         33.33 acres
                                         with 216,712
                                         net leasable
                                         square feet


      (1) See Notes to the Financial Statements filed with this Annual Report for descriptions of the agreements through which the Partnership has acquired these operating investment properties.

      The Partnership originally owned interests in four operating investment properties. On January 30, 1998, Richmond Paragon Partnership, a joint venture in which the Partnership had in interest, sold the property known as the One Paragon Place Office Building, located in Richmond, Virginia, for $16.5 million. The sale generated net proceeds of approximately $8.1 million after the assumption of the outstanding first mortgage loan of approximately $8.5 million, the release of certain lender escrow accounts totalling approximately $555,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

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

      Through March 31, 1998, the Limited Partners had received cumulative cash distributions of approximately $31,565,000, or $653 per original $1,000 investment for the Partnership's earliest investors. Of the total cash distributions to date, $493 reflects distributions from operations and $160 reflects the return of capital from the sale of the One Paragon Place property which was distributed to the Limited Partners in February 1998. Quarterly distributions were paid at the rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991. The distributions were reduced to 5% per annum effective for the quarter ended December 31, 1991 and were paid at that rate through the quarter ended June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. With the sale of One Paragon Place on January 30, 1998, the Partnership's earnings rate decreased because of the reduction in cash flow to the Partnership. The annualized earnings rate will change from 2.5% to 1.75% on a Limited Partner's remaining capital account of $840 per original $1,000 investment. The annual distribution rate will be adjusted beginning with the payment to be made on August 14, 1998, for the quarter ending June 30, 1998. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in three out of its four original investment properties.

      The Partnership's success in meeting its capital appreciation objective will depend upon the proceeds received from the final liquidation of the investments. The amount of such proceeds will ultimately depend upon the value of the underlying investment properties at the time of their liquidation, which cannot presently be determined. The Partnership's portfolio of real estate investments consists of two retail shopping centers and one multi-family apartment complex. At the present time real estate values for retail shopping centers in certain markets are being adversely impacted by the effects of overbuilding and consolidations among retailers which have resulted in an oversupply of space and by the generally flat rate of growth in retail sales. The market for multi-family residential properties in most markets throughout the country remained strong during fiscal 1998 although estimated market values in some markets appear to have plateaued as a result of the increase in development activity referred to below. Management is currently focusing on potential disposition strategies for the investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2- to- 3 years.

      All of the Partnership's investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The apartment complex competes with numerous projects of similar type generally on the basis of price and amenities. Apartment properties in all markets also compete with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has generally been offset by a significant increase in the funds available in the capital markets for investment in real estate and by the lack of significant new construction activity in the multi-family apartment market over most of this period. Over the past two years, development activity for multi-family properties in many markets has escalated significantly. The Partnership's shopping centers also compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

Item 2.  Properties

      At March 31, 1998, the Partnership had interests in three operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of the properties.

      Occupancy figures for each fiscal quarter during 1998, along with an average for the year, are presented below for each property in which the Partnership had an interest during fiscal 1998.

                                             Percent Occupied At
                                 ---------------------------------------------
                                                                        Fiscal
                                                                        1998
                                 6/30/97   9/30/97  12/31/97  3/31/98   Average
                                 -------   -------  --------  -------   -------

DeVargas Mall                     95%         83%       84%       82%      86%

Willow Grove Apartments           95%         97%       96%       94%      96%

Colony Plaza Shopping Center      31%         31%       32%       32%      32%

One Paragon Place (1)             94%         92%       91%      N/A       92%

(1) As discussed further in Item 1, the One Paragon Place Office Building was sold on January 30, 1998.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and PWPI, and the allocation of the $125 million settlement fund among investors in the various partnerships and REITs at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships and REITs. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement was held in December 1996, and in March 1997 the court announced its final approval of the settlement. The release of the $125 million of settlement proceeds had been delayed pending the resolution of an appeal of the settlement agreement by two of the plaintiff class members. In July 1997, the United States Court of Appeals for the Second Circuit upheld the settlement over the objections of the two class members. As part of the settlement agreement, PaineWebber has agreed not to seek indemnification from the related partnerships and real estate investment trusts at issue in the litigation (including the Partnership) for any amounts that it is required to pay under the settlement.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint alleged, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages against PaineWebber. In June 1996, approximately 50 plaintiffs filed an action entitled Bandrowski v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiffs' purchases of various limited partnership interests, including those offered by the Partnership. The complaint was very similar to the Abbate action described above and sought compensatory damages of $3.4 million plus punitive damages against PaineWebber. In September 1996, the court dismissed many of the plaintiffs' claims in both the Abbate and Bandrowski actions as barred by applicable securities arbitration regulations. Mediation with respect to the Abbate and Bandrowski actions was held in December 1996. As a result of such mediation, a settlement between PaineWebber and the plaintiffs was reached which provided for the complete resolution of both actions. Final releases and dismissals with regard to these actions were received during fiscal 1998.

      Based on the settlement agreements discussed above covering all of the outstanding unitholder litigation, management believes that the resolution of these matters will not have a material impact on the Partnership's financial statements, taken as a whole.

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                    PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1998, there were 3,355 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      The Partnership had a Distribution Reinvestment Plan designed to enable Unitholders to have their distributions from the Partnership invested in additional Units of the Partnership. The Distribution Reinvestment Plan was discontinued during fiscal 1998. The terms of the Plan are outlined in detail in the Prospectus, a copy of which Prospectus, as supplemented, is incorporated herein by reference.

      Reference is made to Item 6 below for a discussion made to the Limited Partners during fiscal 1998.

Item 6. Selected Financial Data

              PaineWebber Equity Partners Three Limited Partnership
          For the years ended March 31, 1998, 1997, 1996, 1995 and 1994
                     (in thousands except for per Unit data)

                                                              Years  ended March 31,
                                             -------------------------------------------------

                                             1998          1997       1996       1995        1994
                                             ----          ----       ----       ----        ----

Revenues                                   $  2,513       $ 2,595     $  2,478   $ 1,450     $ 1,273

Operating loss                             $ (1,996) (1)  $  (110)    $   (654)  $(1,420)    $(1,378)

Partnership's share of unconsolidated
  ventures' income (losses)                $   (555)      $  (361)    $    581   $   593     $   222

Partnership's share of gain
  on sale of operating investment
  property                                 $  2,465             -           -          -           -

Net loss                                   $    (86)      $  (471)    $   (73)   $  (827)    $(1,156)

Per Limited Partnership Unit:
   Net loss                                $  (1.69)      $ (9.23)    $ (1.42)   $(16.21)    $(22.66)

  Cash distributions from operations       $  25.00       $ 20.00     $ 20.00    $ 35.00     $ 50.00

  Cash distributions from capital
     transactions                          $ 160.00             -           -          -           -

Total assets                               $ 25,101       $33,205     $33,885    $40,333     $43,667

Notes payable and accrued interest         $ 13,432       $12,043     $11,255    $16,707     $17,304


      (1)The Partnership's operating loss for the year ended March 31, 1998 included an impairment loss of $1,204,000 related to the operating investment property owned by the consolidated Colony Plaza joint venture. See Note 2 to the accompanying financial statements for a further discussion of this write-down.

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

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified below under the heading "Certain Factors Affecting Future Operating Results," which could cause actual results to differ materially from historical results or those anticipated. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership Interests to the public from January 1988 to September 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. The offering raised gross proceeds of approximately $50,468,000. The Partnership also received $10,500,000 during the initial acquisition period from the proceeds of zero coupon loans, as discussed further below and in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves. The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1998, the Partnership retained its ownership interest in three out of these four properties, which consist of two retail shopping centers and one multi-family apartment complex.

      As previously reported, the market environment for suburban office properties in Richmond, Virginia is marked by near-full occupancy levels and rising rental rates which could justify significant levels of new construction. The Partnership had been monitoring the development activity in the Richmond office market and exploring potential sale opportunities for the One Paragon Place Office Building, in which it had a joint venture interest. During the quarter ended September 30, 1997, management concluded that it was an appropriate time to sell the property and a number of regional and national real estate brokers were interviewed as candidates to market the property for sale. Management selected a national real estate broker which began its marketing efforts in October 1997. The property was marketed extensively and sale packages were distributed to national, regional, and local prospective purchasers. As a result of these marketing efforts, several offers were received from prospective buyers. During the quarter ended December 31, 1997, the Partnership negotiated a purchase and sale agreement with one of these prospective buyers. The sale closed on January 30, 1998. The sale price was $16,500,000, which compared favorably with the 1997 year-end valuation of $16,000,000. The Partnership received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000.

      As a result of the sale of One Paragon Place, a Special Distribution of $160 per original $1,000 investment was made on February 13, 1998 to the Limited Partners of record as of January 30, 1998. This Special Capital Distribution represented the net proceeds from the sale of One Paragon Place as rounded up to the nearest dollar per original $1,000 investment. With the sale of One Paragon Place, the Partnership's earnings rate will decrease because of the reduction in cash flow to the Partnership. The annualized earnings rate will change from 2.5% to 1.75% on a Limited Partner's remaining capital account of $840 per original $1,000 investment. The annual distribution rate will be adjusted beginning with the payment to be made on August 14, 1998 for the quarter ending June 30, 1998.

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the current liquidity in the capital markets for investment in real estate in general, management believes that this may be the opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years. The multi-family apartment property in which the Partnership has an interest continues to experience strong occupancy levels and increasing rental rates. As discussed further below, marketing efforts for the sale of the Willow Grove Apartments commenced subsequent to year-end. With regard to the two remaining retail properties, management believes that higher net sale prices can be achieved for the Colony Plaza and DeVargas Mall properties by holding these assets over the near term while the local markets improve and currently vacant space is re-leased. In addition, as discussed further below, the Partnership must resolve the current default status of the zero coupon loan secured by Colony Plaza prior to implementing a disposition strategy for this asset.

      As previously reported, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. The Partnership has been engaged in negotiations with the lender regarding a possible extension and modification agreement since the time of the loan's maturity. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of March 31, 1998, the Colony Plaza Shopping Center in Augusta, Georgia was 93% leased and 32% occupied. Colony Plaza had an average occupancy level of 32% for fiscal 1998 as compared to an average of 55% for the prior year. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations. Subsequent to year-end, Food Lion opened its store at Colony Plaza after spending a significant amount of its own funds to refit the former Food Max premises for Food Lion's new prototype store in this market. In anticipation of Food Lion's grand opening, the property's management team had the center repainted with a new color scheme. Based on initial responses from shoppers, these changes are expected to enhance the appeal of the Center. The leasing team believes that, with the opening of the Food Lion store and the accompanying increase in the number of shoppers visiting the Center, interest in leasing the available small shop areas will improve. Efforts also continue to try to obtain a replacement anchor tenant or tenants for the former Wal-Mart space. During the remainder of calendar year 1998, leases with three tenants occupying a total of 8,500 square feet, or approximately 4% of the Center's total leasable area, come up for renewal. The property's leasing team expects these tenants to renew their leases.

        The decisions by Wal-Mart and Food Max to close their stores have weakened the sales volumes of many of the Center's tenants, which in some cases has affected their ability to meet their rent obligations. In certain other cases, the Wal-Mart store closing will enable tenants to exercise provisions in their leases that will permit them to terminate leases or convert the rental rate to a percentage of sales. To date, one 6,000 square foot tenant has exercised a co-tenancy clause in its lease which allowed it to close its store in the second quarter of fiscal 1997 and pay only its share of common area maintenance, taxes, and insurance because of the Wal-Mart vacancy. During the quarter ended June 30, 1997, this tenant notified the Partnership that it would be exercising its right to terminate its lease during the quarter ended December 31, 1997 due to the Wal-Mart vacancy. In addition, during the fourth quarter of fiscal 1997 two shop tenants with leases representing 4,600 square feet closed their stores. Five other tenants, comprising 12,900 square feet, or 6% of the Center's leasable area, have lease clauses which permit them to terminate their leases if the anchor space is not re-leased within a specified time frame. Two of these tenants also have the right to pay a specified percentage of sales revenues as base rent while the anchor tenant space remains vacant. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 in the amount of $1,204,000 to write down the carrying value of the Colony Plaza operating investment property to management's estimate of its current fair value.

      As a result of the current leasing status of the Colony Plaza property, the stability of the Center's future rental income is uncertain, which may result in the Partnership being unable to negotiate an economically viable refinancing agreement with the current lender or to refinance the current loan balance with a new third-party financing source. Any restructuring or refinancing transaction is likely to require a significant cash payment by the Partnership in order to reduce the outstanding obligation to the lender in light of the current loan-to-value ratio. During the negotiation period, penalty interest is accruing on the outstanding principal balance at 15% per annum in accordance with the loan agreement. If the Partnership is unable to successfully restructure or refinance the current mortgage loan, management expects that the lender will likely choose to initiate foreclosure proceedings. The eventual outcome of this situation cannot be determined at the present time.

     The DeVargas Mall was 82% leased and occupied as of March 31, 1998. During fiscal 1998, the DeVargas property had an average occupancy level of 86%, as compared to an average of 91% for the prior year. As previously reported, Montgomery Ward closed its store that abuts DeVargas Mall as part of a Chapter 11 bankruptcy filing made last summer and had undertaken plans to sell its store and the related land. During the fourth quarter of fiscal 1998, a major grocery chain which is a 39,000 square foot anchor tenant at DeVargas Mall purchased the former Montgomery Ward location and plans to relocate to the Montgomery Ward site. The grocery tenant plans to demolish the existing Montgomery Ward building and replace it with their new 55,000 square foot prototypical Super Store. The DeVargas property was unable to accommodate this tenant's expansion plans for a 55,000 square foot store at their current location. Nonetheless, the property's leasing and management team expects that the additional destination shopper traffic from this new prototype store will generate new leasing opportunities at the DeVargas Mall that will protect and enhance the property's value.

      As previously reported, a 27,023 square foot soft goods anchor tenant at DeVargas Mall, representing 11% of the Center's leasable area, closed its store in July 1997. This tenant's lease expired on January 31, 1997 and it had continued leasing its store on an month-to-month basis. As interest in Santa Fe from national anchor tenants continues to increase, the property's leasing team has had substantive lease negotiations with two of these national tenants and expects that one of these prospective tenants will sign a lease for this vacant anchor space. The planned grocery tenant relocation discussed above is expected to result in a unified center because the Montgomery Ward and DeVargas properties have cross-easements. It is also expected to have a positive impact on the long-term value of the DeVargas Mall because the changes should increase upscale shopper traffic to the Center, add an additional national retailer to the current tenant mix once the 27,000 square foot space referred to above is re-leased, and allow for the future re-leasing of retail spaces at higher rents than the rents paid by former tenants. During the remainder of calendar year 1998, eleven leases representing a total of 25,000 square feet, or approximately 10% of the Center's total leasable area, come up for renewal. Funding for required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under certain lines of credit provided by the Partnership's co-venture partner. As of March 31, 1997, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of March 31, 1997. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. Subsequent to year-end, on May 26, 1998, the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999.

      The average occupancy level for the year ended March 31, 1998 at the Willow Grove Apartments in Beaverton, Oregon was 96%, compared to 95% for the prior year. These occupancy levels continue to compare favorably to similar Class A quality properties in the local market which includes approximately 2,500 units built in the last three years and located within 4-to-6 miles of the property. As of March 31, 1998, the average monthly rental rate at Willow Grove was $697 per apartment unit which is an increase of 8.7% over the average monthly rent a year ago. The property's leasing team reports that the number of building permits for apartments in the Beaverton market in 1997 was down significantly from 1996 and 1995. As new development appears to be slowing and most new construction is located farther out to the west of Willow Grove, between 5 and 15 miles away, the local apartment market is expected to record strong occupancy levels and moderate rental rate growth in the near term. As previously reported, a light rail station, which is located within walking distance of Willow Grove Apartments, is expected to open this Fall. The light rail line is now operating on a test basis. With strong local market conditions and the pending opening of the rail station, the Partnership believes it is a good time to sell the Willow Grove property. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties. Sales materials have been prepared, and an extensive marketing campaign began subsequent to year-end, in late May 1998. While there are no assurances that a sale transaction will be completed, the Partnership hopes to complete the sale of Willow Grove during calendar 1998.

      At March 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $5,746,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs and debt service payments related to the Partnership's remaining zero coupon loan, if necessary under the terms of the original zero coupon loan agreement or any future modification thereof, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated within the next 2- to -3 years. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1998 Compared to 1997
---------------------

     The Partnership reported a net loss of $86,000 for the year ended March 31, 1998, as compared to a net loss of $471,000 in fiscal 1997. This favorable change of $385,000 in the Partnership's net operating results is primarily due to the $2,465,000 recognized as the Partnership's share of the gain from the sale of the One Paragon Place Office Building on January 30, 1998, as discussed further above. The Partnership's share of the gain recognized on the sale of One Paragon Place was partially offset by an increase in the Partnership's operating loss of $1,886,000 and an increase in the Partnership's share of unconsolidated ventures' losses of $194,000. The Partnership's operating loss increased primarily as a result of an impairment loss of $1,204,000 recognized on the Colony Plaza operating property in fiscal 1998 and an increase in interest expense of $591,000 related to the accrual of default interest on the Colony Plaza debt obligation, as discussed further above. A decline in rental income and expense reimbursements from the consolidated joint ventures of $202,000 when compared to the prior year also contributed to the increase in the Partnership's operating loss in fiscal 1997. Rental income and expense reimbursements decreased at the consolidated Colony Plaza property due to a reduction in shop space occupancy related to the anchor tenant vacancies discussed further above. The impairment loss, the increase in interest expense, and the decrease in rental income and expense reimbursements were partially offset by an increase in interest and other income of $120,000 in the current year. Interest and other income increased due to interest earned on the proceeds from the sale of One Paragon Place, which were temporarily invested pending the special distribution to the Limited Partners which was made in February 1998, and due to an increase in the Partnership's cash reserve balances.

     The increase in the Partnership's share of unconsolidated ventures' losses was mainly due to the inclusion of the net loss from the One Paragon Place joint venture for January 1998 in the current year results. The joint venture's operating results for January 1998 included the write-off of $543,000 in deferred financing costs prior to the sale of the property. In addition, increases in interest and depreciation expense of $84,000 and $119,000, respectively, at the DeVargas joint venture also contributed to the increase in the Partnership's share of ventures' losses in the current year. Interest expense increased as a result of an increase in the average outstanding principal balance of the capital and tenant improvement loan payable by the DeVargas joint venture. Depreciation expense increased due to fiscal 1997 and 1998 improvements being placed into service. The impact of the write-off of deferred fees at One Paragon Place and the increase in interest and depreciation expense at DeVargas was partially offset by an increase in combined rental income. Revenues were higher at One Paragon Place as a result of an increase in rental rates on new leases signed over the past year. Rental revenues at DeVargas Mall increased by $372,000 as a result of the addition of two new tenants during the second half of fiscal 1997.

1997 Compared to 1996
---------------------

      The Partnership reported a net loss of $471,000 for the year ended March 31, 1997, as compared to a net loss of $73,000 in fiscal 1996. This unfavorable change of $398,000 in the Partnership's net operating results was attributable to a decline in the Partnership's share of unconsolidated ventures' operations of $942,000, which was partially offset by a decrease of $544,000 in the Partnership's operating loss. A portion of the change in both the Partnership's operating loss and the Partnership's share of unconsolidated ventures' operations was due to a change in the entity reporting the interest expense for the borrowing secured by the One Paragon Place Office Building which occurred during fiscal 1996. The zero coupon loan secured by the One Paragon Place Office Building, originally issued in the name of the Partnership, was refinanced with the proceeds of a new loan obtained by the One Paragon Place joint venture in November 1995. This refinancing transaction increased the interest expense at the unconsolidated joint venture while at the same time decreasing the Partnership's interest expense. The remainder of the unfavorable change in the Partnership's share of unconsolidated ventures' operations was primarily attributable to declines in revenues at both the DeVargas and One Paragon Place joint ventures during fiscal 1997. The One Paragon Place joint venture received $500,000 from a lease termination agreement during calendar 1995, which caused the venture's total revenues to decline by $296,000 for calendar 1996. Rental revenues at DeVargas decreased by $221,000 mainly due to temporary declines in occupancy at the property during calendar 1996 which were the result of certain planned lease terminations, tenant relocations and new lease signings aimed at improving the overall tenant mix.

      The Partnership's operating loss, prior to the effect of the change in the entity reporting the interest on the loan secured by One Paragon Place, decreased during fiscal 1997 primarily due to an increase in rental revenues from the consolidated joint ventures. Rental revenues increased slightly at Colony Plaza due to an increase in the average leased space during fiscal 1997. As discussed further in the notes to the financial statements, the Partnership reports it's share of ventures' operations on a three-month lag. As a result, the reported results for Colony Plaza were for the period ended December 31, 1996, which was prior to the date of some of the vacancies and rental abatements which occurred following the closing of Wal-Mart's store at the Center. At the Willow Grove joint venture rental income increased slightly as well mainly due to an increase in average rental rates.

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

      The Partnership's share of unconsolidated ventures' income decreased due to this change in the basis of presentation of the operating results of the Willow Grove joint venture in fiscal 1996. The Partnership's share of unconsolidated ventures' income in fiscal 1995 includes $286,000 attributable to the Willow Grove joint venture. The Partnership's share of unconsolidated ventures' income excluding Willow Grove increased by $274,000 in fiscal 1996 mainly due to increases in revenues at both DeVargas Mall and the One Paragon Place Office Building which were partially offset by an increase in interest expense. DeVargas Mall's revenues increased, in spite of an occupancy level which averaged 90% for both calendar 1995 and 1994, due to increases in minimum rent, percentage rents and common area maintenance and utility reimbursements. One Paragon Place revenues increased as a direct result of the receipt of $500,000 for the lease termination from one of its major tenants during calendar 1995. Rental income from One Paragon Place, excluding the lease termination fee, decreased slightly due to a decline in average occupancy which reflected the temporary vacancy caused by the downsizing of this major tenant which occurred in the second quarter of calendar 1995. Occupancy at One Paragon Place averaged 94% for calendar 1995 as compared to 98% for calendar 1994. However, by the end of fiscal 1996 the vacant space had been re-leased bringing the occupancy back up to 98%. Interest expense recognized by the unconsolidated joint ventures increased by $179,000 for calendar 1995, primarily due to the new loan obtained by the One Paragon Place joint venture in fiscal 1996 and a combination of increases in the variable interest rate and additional borrowings at the DeVargas joint venture to pay for tenant improvement and capital enhancement work at the property.

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

      Competition. The financial performance of the Partnership's remaining real estate investments will be significantly impacted by the competition from comparable properties in their local market areas. The occupancy levels and rental rates achievable at the properties are largely a function of supply and demand in the markets. In many markets across the country, development of new multi-family properties has increased significantly over the past two years. Existing apartment properties in such markets could be expected to experience increased vacancy levels, declines in effective rental rates and, in some cases, declines in estimated market values as a result of the increased competition. The retail segment of the real estate market continues to suffer from an oversupply of space in many markets resulting from overbuilding in recent years and the trend of consolidations and bankruptcies among retailers prompted by the generally flat rate of growth in overall retail sales. There are no assurances that these competitive pressures will not adversely affect the operations and/or market values of the Partnership's investment properties in the future.

      Impact of Joint Venture Structure. The ownership of the DeVargas Mall through a joint venture partnership could adversely impact the timing of the Partnership's planned disposition of that asset and the amount of proceeds received from such a disposition. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price. In the case of the Willow Grove and Colony Plaza properties, the other joint venture interest is held by the Managing General Partner of the Partnership as a result of certain prior assignment transactions. No such conflicts should exist on these investments.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of multi-family apartment and retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The  Partnership  completed  its tenth full year of  operations  in fiscal
1998. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Some of the existing leases with tenants at the Partnership's two commercial investment properties contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Rental rates at the Partnership's one residential investment property can be adjusted to keep pace with inflation, to the extent market conditions allow, as the leases, which are short-term in nature, are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, both the DeVargas Mall and the Colony Plaza Shopping Center presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                     Date
                                                                     elected
  Name                        Office                          Age    to Office
  ----                        ------                          ---    ---------

Bruce J. Rubin          President and Director                38     8/22/96
Terrence E. Fancher     Director                              44     10/10/96
Walter V. Arnold        Senior Vice President and Chief
                           Financial Officer                  50     2/27/87 *
David F. Brooks         First Vice President and
                           Assistant Treasurer                55     2/27/87 *
Timothy J. Medlock      Vice President and Treasurer          37     6/1/88
Thomas W. Boland        Vice President and Controller         35     12/1/91

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

      Thomas W. Boland is a Vice President and Controller of the Managing General Partner and a Vice President and Controller of PWPI, which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1998, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5% per annum on invested capital from October 1, 1991 to June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. With the sale of the One Paragon Place property in January 1998, the Partnership's annualized earnings rate will change from 2.5% to 1.75% on a Limited Partner's remaining capital account of $840 per original $1,000 investment. The annual distribution rate will be adjusted beginning with the payment to be made on August 14, 1998, for the quarter ending June 30, 1998. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1998 is $94,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $20,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended March 31, 1998. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

         (b) A Current Report on Form 8-K dated January 30, 1998 was filed during the last quarter of fiscal 1998 to report the sale of the One Paragon Place Office Building and is hereby incorporated herein by reference.

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

                                    PAINEWEBBER EQUITY PARTNERS
                                    THREE LIMITED PARTNERSHIP


                                    By:  Third Equity Partners, Inc.
                                         --------------------------
                                         Managing General Partner



                                    By: /s/ Bruce J. Rubin
                                        ------------------
                                        Bruce J. Rubin
                                        President and
                                        Chief Executive Officer


                                    By: /s/ Walter V. Arnold
                                        --------------------
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer


                                    By: /s/ Thomas W. Boland
                                        --------------------
                                        Thomas W. Boland
                                        Vice President and Controller


Dated:  June 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date:  June 26, 1998
   ---------------------------               -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher            Date:  June 26, 1998
   ---------------------------               ---------------
   Terrence E. Fancher
   Director



                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                              INDEX TO EXHIBITS


                                                            Page Number in the Report
      Exhibit No.    Description of Document                Or Other Reference
      -----------    -----------------------                -------------------------

      (3) and (4)    Prospectus of the Partnership          Filed with the Commission
                     dated  January 4, 1988,  as            pursuant to Rule 424(c) and
                     supplemented, with particular          incorporated herein by reference.
                     reference to the Amended and
                     Restated Certificate and
                     Agreement of Limited Partnership


      (10)           Material contracts previously          Filed with the Commission pursuant
                     filed as exhibits to registration      to Section 13 or 15(d) of the
                     statements and amendments thereto      Securities Act of 1934 and
                     of the registrant together with        incorporated herein by reference.
                     all such  contracts  filed as
                     exhibits of previously  filed
                     Forms 8-K and Forms 10-K are
                     hereby incorporated herein by
                     reference.


      (13)           Annual Report to Limited Partners      No Annual Report for fiscal year
                                                            1998 has been sent to the Limited
                                                            Partners.  An Annual Report will be
                                                            sent to the Limited Partners
                                                            subsequent to this filing.


      (22)           List of subsidiaries                   Included in Item I of Part 1 of
                                                            this Report Page I-1, to which
                                                            reference is hereby made.

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

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

       INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                                                                                     Reference
                                                                                     ---------



PaineWebber Equity Partners Three Limited Partnership:

  Reports of independent auditors                                                     F-2

  Consolidated balance sheets as of March 31, 1998 and 1997                           F-5

  Consolidated  statements of  operations  for the years ended March 31,
     1998, 1997 and 1996                                                              F-6

  Consolidated  statements of changes in partners'  capital  (deficit)
     for the years ended March 31, 1998, 1997 and 1996                                F-7

  Consolidated  statements  of cash flows for the years ended March 31,  1998,
     1997 and 1996                                                                    F-8

  Notes to consolidated financial statements                                          F-9

  Schedule III - Real Estate and Accumulated Depreciation                             F-23

DeVargas Center Joint Venture:

  Report of independent auditors                                                      F-24

  Balance sheets as of December 31, 1997 and 1996                                     F-25

  Statements of operations for the years ended December 31, 1997, 1996 and 1995       F-26

  Statements  of changes in partners'  capital for the years ended  December 31,
     1997, 1996 and 1995                                                              F-27

  Statements  of cash flows for the years ended  December 31,  1997,  1996 and
     1995                                                                             F-28

  Notes to financial statements                                                       F-29

Richmond Paragon Partnership:

  Report of independent auditors                                                      F-32

  Balance sheets as of December 31, 1997 and 1996                                     F-33

  Statements of income for the years ended December 31, 1997, 1996 and 1995           F-34

  Statements  of  venturers'  capital for the years ended  December  31, 1997,
    1996 and 1995                                                                     F-35

  Statements  of cash flows for the years ended  December 31,  1997,  1996 and
    1995                                                                              F-36

  Notes to financial statements                                                       F-37

  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                      REPORT OF INDEPENDENT AUDITORS



To The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Three Limited Partnership as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Colony Plaza General Partnership (a consolidated venture) as of December 31, 1995 and for the year then ended, which statements reflect total revenue of $1,491,000 for the year ended December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Colony Plaza General Partnership for the year ended December 31, 1995, is based solely on the report of other auditors. The financial statements of the DeVargas Center Joint Venture (an unconsolidated venture) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the DeVargas Center Joint Venture, it is based solely on their report. In the consolidated financial statements, the Partnership's investment in the DeVargas Center Joint Venture is stated at $6,513,000 and $7,176,000, respectively, at March 31, 1998 and March 31, 1997, and the Partnership's equity in the net income of the DeVargas Center Joint Venture is stated at $274,000, $251,000, and $324,000, respectively for each of the three years in the period ended March 31, 1998.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity
Partners Three Limited Partnership at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                       /s/ ERNST & YOUNG LLP
                                       ---------------------
                                       ERNST & YOUNG LLP



Boston, Massachusetts
June 12, 1998

                            DELOITTE & TOUCHE LLP
                                  Suite 2300
                               333 Clay Street
                          Houston, Texas 77002-4196




                         INDEPENDENT AUDITORS' REPORT




DeVargas Center Joint Venture:

      We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1997 and 1996, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                      -------------------------
                                          DELOITTE & TOUCHE LLP






March 22, 1998, except for Note 7,
as to which the date is May 28, 1998

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



                                      /s/ PRICE WATERHOUSE LLP
                                      ------------------------
                                          PRICE WATERHOUSE LLP








February 1, 1996

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                           March 31, 1998 and 1997
                   (In thousands, except for per Unit data)

                                    ASSETS

                                                         1998           1997
                                                         ----           ----
Operating investment properties, at cost:
   Land                                             $    3,769      $   4,208
   Building and improvements                            12,926         14,153
                                                    ----------      ---------
                                                        16,695         18,361
   Less accumulated depreciation                        (4,061)        (3,893)
                                                    ----------      ---------
                                                        12,634         14,468

Investments in unconsolidated joint ventures,
   at equity                                             6,513         13,881
Cash and cash equivalents                                5,746          4,615
Accrued interest and other receivables                      97            101
Prepaid expenses                                             7              7
Deferred expenses (net of accumulated
   amortization of $101 and $63
   in 1998 and 1997, respectively)                         104            133
                                                    ----------      ---------
                                                    $   25,101      $  33,205
                                                    ==========      =========

                      LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest, including
 amounts in default                                 $   13,432      $  12,043
Accounts payable and accrued expenses                      140            100
Tenant security deposits                                    10             14
Accrued real estate taxes                                   13             14
Advances from consolidated ventures                        103            195
                                                    ----------      ---------
      Total liabilities                                 13,698         12,366

Partners' capital:
  General Partners:
   Capital contributions                                     1              1
   Cumulative net loss                                      (6)            (5)
   Cumulative cash distributions                          (243)          (230)

  Limited Partners ($1,000 per unit; 50,468
     Units issued):
   Capital contributions, net of offering costs         43,669         43,669
   Cumulative net loss                                    (453)          (368)
   Cumulative cash distributions                       (31,565)       (22,228)
                                                    ----------      ---------
      Total partners' capital                           11,403         20,839
                                                    ----------      ---------
                                                    $   25,101      $  33,205
                                                    ==========      =========







                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the years ended March 31, 1998, 1997 and 1996
                    (In thousands, except for per Unit data)

                                                1998         1997       1996
                                                ----         ----       ----

Revenues:
   Rental income and expense reimbursements    $2,178      $2,380      $2,242
   Interest and other income                      335         215         236
                                               ------      ------      ------
                                                2,513       2,595       2,478

Expenses:
   Loss on impairment of operating
     investment property                        1,204           -           -
   Interest expense                             1,793       1,202       1,677
   Depreciation expense                           493         498         501
   Property operating expenses                    541         520         476
   Real estate taxes                              163         155         153
   General and administrative                     301         314         325
   Amortization expense                            14          16           -
                                               ------      ------      ------
                                                4,509       2,705       3,132
                                               ------      ------      ------

Operating loss                                 (1,996)       (110)       (654)

Partnership's share of unconsolidated
   ventures' income (losses)                     (555)       (361)        581

Partnership's share of gain on sale of
   operating investment property                2,465           -           -
                                               ------      ------      ------

Net loss                                       $  (86)     $ (471)     $  (73)
                                               ======      ======      ======

Net loss per Limited
  Partnership Unit                             $(1.69)     $(9.23)     $(1.42)
                                               ======      ======      ======

Cash distributions per Limited
  Partnership Unit                            $185.00      $20.00      $20.00
                                              =======      ======      ======

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each year.















                           See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1998, 1997 and 1996
                                 (In thousands)

                                        General      Limited
                                        Partners     Partners      Total
                                        --------     --------      -----

Balance at March 31, 1995               $(208)       $23,629       $23,421

Cash distributions                         (9)        (1,009)       (1,018)

Net loss                                   (1)           (72)          (73)
                                        -----        -------       -------

Balance at March 31, 1996                (218)        22,548        22,330

Cash distributions                        (11)        (1,009)       (1,020)

Net loss                                   (5)          (466)         (471)
                                        -----        -------       -------
Balance at March 31, 1997                (234)        21,073        20,839

Cash distributions                        (13)        (9,337)       (9,350)

Net loss                                   (1)           (85)          (86)
                                        -----        -------       -------
Balance at March 31, 1998               $(248)       $11,651       $11,403
                                        =====        =======       =======
























                           See accompanying notes.



                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1998         1997       1996
                                                             ----         ----       ----

Cash flows from operating activities:
  Net loss                                                  $    (86)   $  (471)   $   (73)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
   Loss on impairment of operating investment property         1,204          -          -
   Depreciation and amortization                                 507        514        501
   Amortization of deferred loan costs                            24         34         48
   Interest expense on zero coupon loans                       1,432        827      1,355
   Partnership's share of gain on sale of
       operating investment property                          (2,465)         -          -
   Partnership's share of unconsolidated
     ventures' income (losses)                                   555        361       (581)
   Changes in assets and liabilities:
     Accrued interest and other receivables                        4         18        (98)
     Accounts receivable - affiliates                              -          7          -
     Deferred expenses                                             -         18         16
     Accounts payable and accrued expenses                        40         25         19
     Accrued real estate taxes                                    (1)         1         (1)
     Deferred rental revenue                                       -          -          3
     Tenant security deposits                                     (4)         -          5
     Advances from consolidated ventures                         (92)        (3)       (78)
                                                            --------    -------    -------
        Total adjustments                                      1,204      1,802      1,189
                                                            --------    -------    -------
        Net cash provided by operating activities              1,118      1,331      1,116
                                                            --------    -------    -------

Cash flows from investing activities:
   Additional investments in unconsolidated
     joint ventures                                                -          -       (183)
   Additions to operating investment properties                   (3)         -        (15)
   Receipt of master lease payments                              140          -          1
   Payment of leasing commissions                                 (9)        (8)         -
   Distributions from unconsolidated joint ventures            9,278        912     10,016
                                                            --------    -------    -------
        Net cash provided by investing activities              9,406        904      9,819
                                                            --------    -------    -------

Cash flows from financing activities:
   Cash distributions to partners                             (9,350)    (1,020)    (1,018)
   Payments of principal and
     interest on notes payable                                   (43)       (39)   (10,407)
                                                            --------    -------    -------
        Net cash used in financing activities                 (9,393)    (1,059)   (11,425)
                                                            --------    -------    -------
Net increase (decrease) in cash and cash equivalents           1,131      1,176       (490)

Cash and cash equivalents, beginning of year                   4,615      3,439      3,929
                                                            --------    -------    -------

Cash and cash equivalents, end of year                      $  5,746    $ 4,615    $  3,439
                                                            ========    =======    ========

Cash paid during the year for interest                      $    337    $   343    $  5,635
                                                            ========    =======    ========

                           See accompanying notes.

                      PAINEWEBBER EQUITY PARTNERS THREE
                             LIMITED PARTNERSHIP

                        Notes to Financial Statements


1.  Organization and Nature of Operations
    -------------------------------------

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

      The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1998, the Partnership retained its ownership interest in three of these properties, which consist of two retail shopping centers and one multi-family apartment complex. On January 30, 1998, Richmond Paragon Partnership, a joint venture in which the Partnership had an interest, sold its operating investment property, the One Paragon Place Office Building, to an unrelated third party (see Note 4). The Partnership is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2-to-3 years.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended March 31, 1998. Actual results could differ from the estimates and assumptions used.

      At March 31, 1998, the accompanying financial statements include the Partnership's investment in one unconsolidated joint venture partnership (two at March 31, 1997). The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. The unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See Note 4 for a description of the unconsolidated joint venture partnerships and for a discussion of the significant lag-period sale transaction which occurred during fiscal 1998.

      As discussed further in Note 5, in January 1995 the Partnership acquired 99% of the co-venturer's interest in Portland Pacific Associates Two in return for a cash payment of approximately $233,000. The remaining 1% of the co-venture partner's interest was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership. As a result of this transaction, the Partnership acquired control over the operations of the joint venture. Accordingly, this joint venture is presented on a consolidated basis in the accompanying financial statements. Prior to fiscal 1996, this venture was accounted for on the equity method. The Partnership also has a controlling interest in Colony Plaza General Partnership which it acquired in fiscal 1990. As a result, this joint venture is presented on a consolidated basis in the accompanying financial statements. The consolidated joint ventures have December 31 year-ends for tax and financial reporting purposes. As a result, the Partnership also reports the results of the consolidated joint ventures based on financial information of the ventures which is three months in arrears to that of the Partnership. All material transactions between the Partnership and the joint ventures have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

      The operating investment properties owned by the consolidated joint ventures are carried at cost, net of accumulated depreciation and certain guaranteed master lease payments (see Note 5), or an amount less than cost if indicators of impairment are present in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Partnership generally assesses indicators of impairment by a review of independent appraisal reports on each operating investment property. Such appraisals make use of a combination of certain generally accepted valuation techniques, including direct capitalization, discounted cash flows and comparable sales analysis. During fiscal 1998, the independent appraisal of the Colony Plaza operating investment property indicated that certain operating assets, consisting of land and improvements and building and improvements, were impaired. In accordance with SFAS No. 121, the consolidated Colony Plaza joint venture recorded a reduction in the net carrying value of such assets amounting to $1,204,000 relating to the land and improvements ($439,000), building and improvements ($1,090,000) and related accumulated depreciation ($325,000).

      Depreciation expense is generally computed using the straight-line method over the estimated useful life of the operating investment properties, generally five years for the furniture and equipment and forty years for the buildings and improvements. Certain of the improvements and furniture and equipment is depreciated using either the double-declining balance or 150% declining balance and straight-line methods over estimated useful lives of five to twenty years. Costs and fees (including the acquisition fee paid to PWPI) related to the acquisition of the property have been capitalized and are included in the cost of the operating investment property. Minor maintenance and repair expenses are charged to expense. Major improvements are capitalized. Tenant improvements are capitalized and amortized over the term of the respective lease agreements.

      As of March 31, 1998 and 1997, deferred expenses include costs associated with the notes payable described in Note 6 and leasing commissions associated with the Colony Plaza operating investment property. Deferred loan costs are being amortized using the straight-line method, which approximates the effective interest method, over the respective terms of the notes payable. Such amortization expense is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the lease, generally 3 - 5 years.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      No provision for income taxes has been made. The liability for income taxes is that of the individual partners rather than the Partnership.

     The cash and cash equivalents, escrowed cash, bonds payable and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1998 and 1997 due to the short-term maturities of these instruments. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements, except in the case of the Colony Plaza debt which is currently in default (see Note 6).

      Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  The Partnership Agreement and Related Party Transactions
    --------------------------------------------------------

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

      Included in general and administrative expenses for the years ended March 31, 1998, 1997 and 1996 is $94,000, $90,000 and $99,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $20,000, $12,000 and $7,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the years ended March 31, 1998, 1997 and 1996, respectively.

4.  Investments in Unconsolidated Joint Venture Partnerships
    --------------------------------------------------------

      As  of  March  31,  1998,  the   Partnership  had  an  investment  in  one
unconsolidated joint venture, (two at March 31, 1997). The investments in unconsolidated joint ventures are accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, the unconsolidated joint ventures report their operations on a calendar year. As discussed further below, on January 30, 1998, a joint venture in which the Partnership had an interest, Richmond Paragon Partnership, sold its operating investment property, the One Paragon Place Office Building, to an unrelated third party. Due to the Partnership's policy of accounting for significant lag-period transaction in the period in which they occur, the gain on this transaction was recognized in fiscal 1998. Accordingly, in addition to the operations of the One Paragon Place joint venture for the twelve months ended December 31, 1997, the Partnership's share of ventures' losses in fiscal 1998 also reflects the Partnership`s share of One Paragon Place operations for the period from January 1, 1998 through the date of sale. Such operations in calendar 1998 reflected total revenues of $158,000 and total expenses of $671,000 for a net loss of $513,000.

      Condensed combined financial statements of these joint ventures, for the periods indicated, are as follows. As a result of the transaction described above, the condensed balance sheet as of December 31, 1997 includes only the accounts of the DeVargas Center joint venture. The condensed combined statement of operations for the year ended December 31, 1997 includes the results of the DeVargas Center joint venture for calendar 1997 and the results of the One Paragon Place joint venture for the thirteen months from January 1, 1997 through the date of the sale on January 30, 1998.

                      Condensed Combined Balance Sheets
                          December 31, 1997 and 1996
                                (in thousands)

                                    Assets
                                                           1997         1996
                                                           ----         ----

      Current assets                                    $     709    $  1,165
      Operating investment property, net                   12,413      27,489
      Other assets                                            631       1,009
                                                        ---------    --------
                                                        $  13,753    $ 29,663
                                                        =========    ========

                      Liabilities and Venturers' Capital

      Current liabilities                               $     466   $     559
      Other liabilities                                     4,610      12,725
      Partnership's share of combined venturers'
         capital                                            6,359      13,731
      Co-venturers' share of combined venturers'
         capital                                            2,318      2,648
                                                        ---------   --------
                                                        $  13,753   $ 29,663
                                                        =========   ========

                  Reconciliation of Partnership's Investment
                           March 31, 1998 and 1997
                                (in thousands)
                                                            1998       1997
                                                            ----       ----

      Partnership's share of capital at
        December 31, as shown above                      $  6,359     $13,731
      Excess basis due to investment in venture,
        net (1)                                               370         419
      Timing differences (2)                                 (216)       (269)
                                                         --------     -------
           Investments in unconsolidated joint
              ventures, at equity, at March 31           $  6,513     $13,881
                                                         ========     =======

      (1)At March 31, 1998 and 1997, the Partnership's investment exceeds its share of the joint venture capital accounts by $370,000 and $419,000, respectively. This amount, which represents expenses incurred by the Partnership in connection with acquiring its joint venture interests, is being amortized on a straight-line basis over the estimated useful life of the related investment properties.

      (2)The timing differences between the Partnership's share of venturers' capital and its investments in joint ventures consist of capital contributions made to the joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                1997         1996       1995
                                                ----         ----       ----
      Revenues:
        Rental revenues and expense
           recoveries                         $ 4,877     $ 4,198     $ 4,237
        Interest and other income                  42          22         500
                                              -------     -------     -------
                                                4,919       4,220       4,737

      Expenses:
        Property operating expenses             1,562       1,362       1,364
        Depreciation and amortization           2,246       1,635       1,767
        Real estate taxes                         171         131         173
        Administrative and other                  325         298         345
        Interest expense                        1,151       1,037         383
                                              -------     -------     -------
                                                5,455       4,463       4,032
                                              -------     -------     -------

      Operating income (loss)                    (536)       (243)        705
      Gain on sale of operating investment
         property                               2,337           -           -
                                              -------     -------     -------

      Net income (loss)                       $ 1,801     $  (243)    $   705
                                              =======     =======     =======

      Net income (loss):
        Partnership's share of combined
           income (loss)                      $ 1,959     $  (341)    $   600
        Co-venturers' share of combined
           income (loss)                         (158)         98         105
                                              -------     -------     -------

                                              $ 1,801     $  (243)    $   705
                                              =======     =======     =======

               Reconciliation of Partnership's Share of Operations
                For the years ended March 31, 1998, 1997 and 1996
                                 (in thousands)

                                                1998        1997        1996
                                                ----        ----        ----

      Partnership's share of operations,
        as shown above                       $  1,959     $  (341)    $  600
      Amortization of excess basis                (49)        (20)       (19)
                                             --------     -------     -------
      Partnership's share of unconsolidated
        ventures' net income (loss)          $  1,910     $  (361)    $  581
                                             ========     =======     ======

      The Partnership's share of the unconsolidated ventures' net income (loss) is presented as follows in the consolidated statements of operations (in thousands):

                                                1998         1997        1996
                                                ----         ----        ----

      Partnership's share of unconsolidated
        ventures' income (losses)             $    (555)   $   (361)   $    581
      Partnership's share of gain on sale
        of operating investment property          2,465           -           -
                                              ---------    --------    --------
                                              $   1,910    $   (361)   $    581
                                              =========    ========    ========

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

      Investments  in   unconsolidated   joint  ventures,   at  equity,  on  the
accompanying balance sheets at March 31, 1998 and 1997 is comprised of the following equity method carrying values (in thousands):

                                                            1998         1997
                                                            ----         ----

      DeVargas Center Joint Venture                      $  6,513     $ 7,176
      Richmond Paragon Partnership                              -       6,705
                                                         --------     -------
                                                         $  6,513     $13,881
                                                         ========     =======

      The cash distributions received from the Partnership's unconsolidated joint venture investments during fiscal 1998, 1997 and 1996 are as follows (in thousands):
                                                1998         1997       1996
                                                ----         ----       ----

      DeVargas Center Joint Venture          $    928    $    812     $   864
      Richmond Paragon Partnership              8,350         100       9,152
                                             --------    --------     -------
                                             $  9,278    $    912     $10,016
                                             ========    ========     =======

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

      As of December 31, 1996, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The outstanding borrowings under both lines of credit totalled $4,214,000 as of December 31, 1996. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. The loan had an outstanding balance of $4,610,000 at December 31, 1997. Subsequent to year-end, on May 26, 1998 the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999.

      Richmond Paragon Partnership
      ----------------------------

      On September 26, 1988, the Partnership acquired an interest in Richmond Paragon Partnership, a Virginia general partnership that owned and operated One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia with 146,614 square feet of net leasable area. The Partnership was a general partner in the joint venture. The aggregate cash investment by the Partnership for its investment was $21,108,383 (including an acquisition fee of $1,031,000 paid to PWPI and certain closing costs of $42,447). The Partnership's co-venture partner is an affiliate of The Paragon Group. On November 16, 1995, a zero coupon loan issued in the name of the Partnership and secured by a mortgage on One Paragon Place was refinanced with the proceeds of a seven-year $8,750,000 loan issued in the name of the unconsolidated Richmond Paragon Partnership (see Note 6). The net proceeds of the loan issued to the joint venture in fiscal 1996 were distributed to the Partnership.

      During fiscal 1998, the Partnership had been monitoring the development activity in the Richmond office market and exploring potential sale opportunities for One Paragon Place. During the quarter ended September 30,1997, management concluded that it was an appropriate time to sell the property and selected a national real estate broker to market the property for sale. As part of the marketing process, several offers were received from prospective buyers. During the quarter ended December 31, 1997, the Partnership negotiated a purchase and sale agreement with one of these prospective buyers. On January 30, 1998, the One Paragon Place Office Building was sold to this unrelated third party for $16,500,000. The joint venture received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership was entitled to 100% of the net proceeds of this sale transaction in accordance with the terms of the joint venture agreement. On February 13, 1998, the Partnership made a special capital distribution of One Paragon Place sale proceeds totalling approximately $8,075,000, or $160 per original $1,000 investment, to Unitholders of record as of January 30, 1998.

      Per the terms of the joint venture agreement, net cash flow from operations of the joint venture was to be distributed as follows: (1) the Partnership was to receive a cumulative annual preferred return payable monthly equal to 9.0% on the Partnership's Net Investment of $20,000,000 ("the Partnership's Preferred Return"), (2) the Partnership and the co-venturer were to receive a return equal to the prime rate of interest plus 1% on any additional capital contributions, as defined, and (3) any additional net cash flow was to be distributed 75% to the Partnership and 25% to the co-venturer.

      Taxable income from operations was allocated in accordance with the net cash flow distributions described above. Tax losses from operations were allocated to the Partnership and the co-venturer in proportion to their respective positive capital accounts up to the sum of such positive capital accounts and thereafter 75% to the Partnership and 25% to the co-venturer.

5.  Operating investment properties
    -------------------------------

      At March 31, 1998 and 1997, the Partnership's balance sheets include two operating investment properties: Colony Plaza Shopping Center, owned by Colony Plaza General Partnership and Willow Grove Apartments, owned by Portland Pacific Associates Two. On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in Portland Pacific Associates Two for $233,000. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, beginning in fiscal 1996, the financial position and the results of operations of the Willow Grove joint venture are presented on a consolidated basis in the Partnership's financial statements. The Partnership has held a controlling interest in Colony Plaza General Partnership since its inception in fiscal 1990. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

      Colony Plaza General Partnership
      --------------------------------

      Colony Plaza General Partnership was formed to acquire and operate Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center is a 217,000 square foot complex which was acquired by the Partnership on January 18, 1990. Wyatt Ventures, Inc. ("WVI") and the Partnership were the original partners of Colony Plaza General Partnership. Effective August 28, 1997, an amendment to the joint venture agreement was entered into by the Partnership, WVI and Third Equity Partners, Inc. to reflect the withdrawal of WVI from the joint venture and the admission of Third Equity Partners, Inc., the Managing General Partner of the Partnership. In accordance with the Assignment and Assumption of General Partnership Interests, effective as of August 28, 1997, WVI assigned all their rights, title and interest in the Partnership to Third Equity Partners, Inc. in conjunction with the amendment to the joint venture agreement. The Partnership has a 99% ownership interest in the General Partnership and the co-venturer has a 1% ownership interest in the General Partnership. The Partnership purchased the operating investment property for $13,889,890 (including an acquisition fee paid to PWPI of $653,000 and $176,890 of closing costs) from Wyatt Development Company, an affiliate of WVI.

      The property is encumbered by a mortgage loan with an outstanding balance of $9,408,000 as of March 31, 1998. This mortgage loan matured on December 29, 1996. Management has been engaged in negotiations with the existing lender regarding an extension and modification of the outstanding first mortgage loan since the time of the loan maturity. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum in accordance with the loan agreement. If the refinancing or extension of this loan is not accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The eventual outcome of this situation cannot be determined at the present time (see Note 6).

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

      Distributable funds and net proceeds from sale or refinancing is to be distributed as follows: (1) to repay interest and principal on optional loans;
(2) 100% to the Partnership until it has earned a 9.55% per annum cumulative preferred return on the Partnership's net investment of $13,060,000; (3) to the Partnership until it has received distributable funds of $13,713,000 and (4) the remaining balance 99% to the Partnership and 1% to the co-venturer. The Partnership's Preferred Return is treated as a distribution and is recorded as a reduction to the partner's capital account on the accompanying financial statements. As of December 31, 1997, the cumulative preferred return payable to the Partnership was $744,000.

      If additional cash is required for any reason in connection with operations of the Joint Venture, it may be provided by either the Partnership or the co-venturer as optional loans. If both parties choose to make optional loans to the Venture, they will be in the same ratio as ownership interest, 99:1. The rate of interest on such loans shall equal the rate announced by the First
National Bank of Boston as its prime rate plus 1%, but not in excess of the maximum rate of interest permitted by applicable law. As of December 31, 1997, no optional loans had been made by the venturers.

      At the time of the purchase of the operating investment property, the Partnership entered into a master lease agreement with the seller of the operating property and certain other affiliates of WVI (the "Guarantors"). Under the terms of the master lease, the Guarantors guaranteed for a period of three years from the date that the shopping center achieved a specified occupancy level that aggregate net cash flow from all non-anchor tenants would not be less than the aggregate pro-forma net cash flow from non-anchor tenants projected at time of the purchase. During 1991, the Lessee defaulted on its obligation under the master lease and the Partnership received an amount of cash collateral to apply to future obligations. The remaining balance of the cash collateral was exhausted in January 1992. Through December 31, 1994, no other amounts had been received toward the Lessee's obligation under the master lease, resulting in an outstanding balance due of approximately $618,000. In January 1995, the Lessee entered into a settlement agreement with the Partnership which terminated the master lease agreement effective December 31, 1994. The original termination date of the master lease agreement was to have been February 27, 1997. In accordance with the settlement agreement, on January 27, 1995 the Partnership received a cash payment of approximately $348,000 toward the outstanding obligation of $618,000 discussed above. In addition, the Partnership received a promissory note from the Lessee in the amount of $160,000 which accrued interest at 8.5% and was due December 31, 1997. The Lessee also assigned its rights to certain future development and leasing fees which were to be credited against the outstanding balance of the promissory note if earned. The remaining master lease obligation, after the cash payment and the promissory note, was forgiven under the terms of the settlement agreement. A second amendment to the settlement agreement was made effective as of August 28, 1997 in which the Guarantors paid the Partnership $140,000 in full satisfaction of the promissory note referred to above. Master lease income is recorded as a reduction of the carrying value of the operating property in the period in which it was received on the accompanying balance sheets.

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

      On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in the joint venture for $233,000. The remaining 1% of the co-venture partner's interest was assigned to Third Equity Partners, Inc. ("TEP"), the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture. Because this transaction was completed after the joint venture's year-end, the change in control was not reflected in the presentation of the Partnership's financial statements until the first quarter of fiscal 1996. Accordingly, beginning in fiscal 1996, the financial position and results of operations of the venture are presented on a consolidated basis in the Partnership's financial statements. Prior to fiscal 1996, the Partnership's investment in the joint venture was accounted for on the equity method.

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

      The following is a combined summary of property operating expenses for the Colony Plaza and Willow Grove joint ventures for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                           1997        1996        1995
                                           ----        ----        ----

      Repairs and maintenance             $  154      $  140      $  142
      Utilities                              103          85          79
      Management fees                         92          94          83
      Professional fees                       43          41          58
      Administrative and other               149         160         114
                                          ------      ------      ------
                                          $  541      $  520      $  476
                                          ======      ======      ======

6.  Notes payable
    -------------

      Notes payable and accrued interest on the books of the Partnership at March 31, 1998 and 1997 consist of the following (in thousands):

                                                        1998       1997
                                                        ----       ----

     10.5% nonrecourse loan payable to a
     finance  company,  which is secured
     by  the  Colony   Plaza   operating
     investment    property    and    an
     assignment of rents from all leases
     on  the   property.   Interest   is
     compounded    semi-annually.    All
     interest and  principal  was due at
     maturity, on December 29, 1996 (see
     discussion   of   default    status
     below).                                           $ 9,940     $ 8,508


     9.59% nonrecourse loan payable to a
     finance  company,  which is secured
     by  the  Willow   Grove   operating
     investment   property.  The   note,
     issued    to    Portland    Pacific
     Associates  Two,  requires  monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     December  31, 1997 and 1996.                        3,492       3,535
                                                       -------     -------
                                                       $13,432     $12,043
                                                       =======     =======

     The borrowing secured by Colony Plaza, which is a legal obligation of the Partnership and not of the Colony Plaza joint venture, matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. The fair value of this mortgage note approximates its carrying value as of December 31, 1997. Management has been engaged in negotiations with the existing lender regarding an extension and modification of the outstanding first mortgage loan since the time of the loan maturity. However, due to the substantial vacancy at the property, as discussed further in Note 7, the prospects for such negotiations are uncertain at the present time. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum in accordance with the loan agreement. If the refinancing or extension of this loan is not accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the Colony Plaza joint venture included in the accompanying fiscal 1998 consolidated balance sheet and statement of operations total approximately $9,055,000, $51,065, $1,280,000 and $1,817,000, respectively.

      On November 16, 1995, a zero coupon loan issued in the name of the Partnership and secured by a mortgage on One Paragon Place was refinanced with proceeds of a seven-year $8,750,000 loan from a new lender issued in the name of the unconsolidated Richmond Paragon Partnership. The zero coupon loan had an outstanding balance of approximately $10.4 million at the time of the refinancing. Additional funds required to complete the refinancing transaction were contributed from the Partnership's cash reserves. The new note was secured by a first mortgage on the One Paragon Place Office Building and was recorded on the books of the unconsolidated joint venture. The new loan bore interest at 8% per annum and requires monthly principal and interest payments of $68,000 through maturity, on December 10, 2002. The Partnership had indemnified the Richmond Paragon Partnership and the related co-venture partner against all liabilities, claims and expenses associated with this borrowing. The net proceeds of this loan, in the amount of approximately $8,059,000, was recorded as a distribution to the Partnership from the unconsolidated joint venture in fiscal 1996. As discussed in Note 4, the Richmond Paragon Partnership sold the One Paragon Place Office Building on January 30, 1998 and the outstanding first mortgage loan was assumed by the buyer in connection with the sale.

      Scheduled maturities of long-term debt for the next five years are as follows (in thousands):

    Years ended December 31

           1998        $ 9,456
           1999             52
           2000             58
           2001             63
           2002          3,271
                       -------
                       $12,900
                       =======

7.  Rental revenues
    ---------------

      The Colony Plaza General Partnership has operating leases with tenants which provide for fixed minimum rents and reimbursement of certain operating costs. Rental revenue is recognized on a straight-line basis over the life of the related lease agreements, in which the revenue recognition method takes into consideration scheduled rent increases offered as an inducement to lease the property. The following is a schedule of minimum future lease payments from noncancellable operating leases as of December 31, 1997 (in thousands):

      Years ending December 31:

           1998        $ 1,060
           1999            890
           2000            729
           2001            627
           2002            624
           Thereafter    3,971
                       -------
                       $ 7,901
                       =======

      Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. No percentage rentals have been earned to date. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance and common area costs.

      During the year ended December 31, 1997, base rental income of approximately $839,000 (75% of total base rental income) was received from the three anchor tenants of the operating property, as detailed below. No other tenant accounted for more than 10% of rental income during the year.

                                        Rental                  Percent of Total
       Anchor tenant                    Income earned           Rental income
       -------------                    -------------           -------------

      Wal-Mart Stores, Inc.             $  336,000                   30%
      Piggly Wiggly, d/b/a Foodmax      $  288,000                   26%
      Goody's Family Clothes, Inc.      $  214,000                   19%

      During fiscal 1996, the principal anchor tenant of the Colony Plaza Shopping Center, Wal-Mart Stores, Inc., gave notice of its intention to close its store at Colony Plaza in order to open a Wal-Mart Supercenter at another location in Augusta, Georgia. The Wal-Mart store at Colony Plaza, which comprises 38% of the property's net leasable area, was vacated in July 1996. Wal-Mart remains obligated to pay rent and its share of operating expenses through the end of its lease term in March 2009. In addition, Food Max, the Center's 47,900 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open a Food Lion store in the former Food Max location at Colony Plaza. Subsequent to March 31, 1998, Food Lion opened its store at the Colony Plaza Shopping Center. While the Colony Plaza property was 93% leased as of March 31, 1998, its physical occupancy level had declined to 32% as a result of the Wal-Mart and Food Max store closings, along with several shop space tenants that have vacated the property subsequent to the Wal-Mart move. Management is currently working to identify potential replacement tenants for the Wal-Mart space at Colony Plaza. Obtaining a suitable replacement anchor tenant or tenants for the Wal-Mart space will be critical to the Partnership's ability to retain its other existing tenants and lease vacant space at the shopping center. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 to write down the carrying value of the operating investment property to management's estimate of its fair value (see Note 2).

8.  Subsequent Event
    ----------------

      On May 15, 1998, the Partnership distributed $315,000 to the Limited Partners and $3,000 to the General Partners for the quarter ended March 31, 1998.




Schedule III - Real Estate and Accumulated Depreciation

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1998
                                 (In thousands)

                                                                                                                       Life on Which
                            Initial Cost to  Costs                                                                     Depreciation
                            Consolidated   Capitalized   Gross Amount at Which Carried at                              in Latest
                            Joint Venture    (Removed)                   End of Year                                   Income
                                Buildings & Subsequent to      Buildings &         Accumulated  Date of      Date      Statement
 Description Encumbrances Land Improvements Acquisition   Land Improvements  Total Depreciation Construction Acquired  is Computed
------------ ------------ ---- ------------ -----------   ---- ------------  ----- ------------ ------------ --------  ------------

Shopping
Center
Augusta,
Georgia        $ 9,940    $3,720   $10,170    $(2,378)   $3,281   $ 8,231   $11,512     $2,453     1989       1/18/90   12-40 yrs.

Apartment
Complex
Beaverton, OR    3,492       475     4,025        683       488     4,695     5,183      1,608     1987       9/20/88   5-27.5 yrs.
               -------    ------   -------    -------    ------   -------   -------    -------
               $13,432    $4,195   $14,195    $(1,695)   $3,769   $12,926   $16,695     $4,061
               =======    ======   =======    =======    ======   =======   =======     ======
Notes

(A) The  aggregate  cost of real estate  owned at December  31, 1997 for Federal income tax purposes is approximately $18,133.
(B) See Note 6 to the accompanying financial  statements for a description of the terms of the debt encumbering the property.
(C) Reconciliation of real estate owned:
                                                       1997              1996               1995
                                                       ----              ----               ----
      Balance at beginning of period                 $18,361           $ 18,361           $ 13,166
      Consolidation of joint venture                       -                  -              5,181
      Additions and improvements                           3                  -                 15
      Reduction of basis due to
        master lease payments received                  (140)                 -                 (1)
      Write off due to permanent impairment
        (see Note 2)                                  (1,529)                 -                  -
                                                     -------           --------           --------
      Balance at end of period                       $16,695           $ 18,361           $ 18,361
                                                     =======           ========           ========

(D) Reconciliation of accumulated depreciation:

      Balance at beginning of period                 $ 3,893           $  3,395           $  1,811
      Consolidation of joint venture                       -                  -              1,083
      Depreciation expense                               493                498                501
      Write off due to permanent impairment
        (see Note 2)                                    (325)                 -                  -
                                                     -------           --------           --------
      Balance at end of period                       $ 4,061           $  3,893           $  3,395
                                                     =======           ========           ========

(E) Included in Costs Capitalized (Removed) Subsequent to Acquisition are an impairment write-down on the shopping center property in fiscal 1998 (see
      Note 2) and certain master lease payments received that are recorded as reductions in the cost basis of the shopping center property for financial reporting purposes (see Note 5).


                              DELOITTE & TOUCHE LLP
                                   Suite 2300
                                 333 Clay Street
                            Houston, Texas 77002-4196



                          INDEPENDENT AUDITORS' REPORT


To the Co-Venturers of
  DeVargas Center Joint Venture:

      We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1997 and 1996, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






                                      /s/ DELOITTE & TOUCHE LLP
                                          ---------------------
                                          DELOITTE & TOUCHE LLP





March 22, 1998, except for Note 7,
as to which the date is May 28, 1998

                          DEVARGAS CENTER JOINT VENTURE

                                 BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In thousands)

                                     ASSETS
                                                             1997       1996
                                                             ----       ----

PROPERTY:
   Land                                                 $   4,052   $   4,052
   Buildings and improvements                              14,172      14,129
   Construction-in-progress                                     -          10
                                                        ---------   ---------
        Total                                              18,224      18,191

   Less accumulated depreciation                            5,811       5,054
                                                        ---------   ---------

        Property - net                                     12,413      13,137

CASH                                                          677         217

ACCOUNTS RECEIVABLE, Net                                       32          96

ACCRUED RENT RECEIVABLES                                      217         183

UNAMORTIZED LEASE COSTS                                       399         311

OTHER ASSETS                                                   15          17
                                                        ---------   ---------

   TOTAL                                                $  13,753   $  13,961
                                                        =========   =========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued expenses:
     Affiliates                                         $     331   $     172
      Other                                                    44          64
   Notes payable - affiliate                                4,610       4,214
   Rentals collected in advance                                65          58
   Tenants' security deposits                                  26          29
                                                        ---------   ---------

        Total liabilities                                   5,076       4,537

VENTURERS' CAPITAL                                          8,677       9,424
                                                        ---------   ---------

TOTAL                                                   $  13,753   $  13,961
                                                        =========   =========




                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                1997        1996        1995
                                                ----        ----        ----

REVENUES - Rentals                            $ 2,589     $ 2,218      $2,439
                                              -------     -------      ------

EXPENSES EXCLUSIVE OF DEPRECIATION AND
  AMORTIZATION:
   Repairs and maintenance                        723         675         693
   General and administrative                      96          82          96
   Management fees - Weingarten Realty
     Management Company                            99          84          90
   Interest                                       425         341         292
   Ad valorem taxes                                38          19          59
   Advertising and promotion                       28          28          29
   Insurance                                       34          37          34
                                              -------     -------      ------

       Total                                    1,443       1,266       1,293
                                              -------     -------      ------

INCOME BEFORE DEPRECIATION AND
  AMORTIZATION                                  1,146         952       1,146

DEPRECIATION AND AMORTIZATION                     819         701         728
                                              -------     -------      ------

NET INCOME                                    $   327     $   251      $  418
                                              =======     =======      ======






















                             See accompanying notes.



                          DEVARGAS CENTER JOINT VENTURE
                        STATEMENTS OF VENTURERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (in thousands)


                                                                  Weingarten     PaineWebber
                                                                  Realty         Equity
                                                   Total          Investors      Partners
                                                   -----          ---------      --------



VENTURERS' CAPITAL, JANUARY 1, 1995               $  10,657        $  2,577       $  8,080

  Distributions to Venturers                         (1,089)           (244)          (845)

  Net income                                            418              94            324
                                                  ---------        --------       --------

VENTURERS' CAPITAL, DECEMBER 31, 1995                 9,986           2,427          7,559

  Distributions to Venturer                            (824)              -           (824)

  Contribution from Venturer                             11              11              -

  Net income                                            251               -            251
                                                  ---------        --------       --------

VENTURERS' CAPITAL, DECEMBER 31, 1996                 9,424           2,438          6,986

  Distributions to Venturers                         (1,074)           (173)          (901)

  Net income                                            327              53            274
                                                  ---------        --------       --------
VENTURERS' CAPITAL, DECEMBER 31, 1997             $   8,677        $  2,318       $  6,359
                                                  =========        ========       ========


















                             See accompanying notes.



                          DEVARGAS CENTER JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (In thousands)


                                                            1997        1996        1995
                                                            ----        ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $     327       $   251      $  418
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                             819           701         728
     Net effect of changes in operating accounts                37           (82)         44
                                                         ---------       -------      ------
           Net cash provided by operating activities         1,183           870       1,190
                                                         ---------       -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                                          (44)       (1,382)       (130)
                                                         ---------       -------      ------
           Net cash used in investing activities               (44)       (1,382)       (130)
                                                         ---------       -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Venturers                               (1,074)         (825)     (1,089)
   Contribution from Venturer                                    -            11           -
   Proceeds from notes payable - affiliate                     418         1,251         123
   Principal payments of notes payable - affiliate             (23)         (55)         (55)
                                                         ---------       -------      ------
           Net cash provided by (used in)
           financing activities                               (679)          382      (1,021)
                                                         ---------       -------      ------

NET INCREASE (DECREASE) IN CASH                                460          (130)         39

CASH AT BEGINNING OF YEAR                                      217           347         308
                                                         ---------       -------      ------
CASH AT END OF YEAR                                      $     677       $   217      $  347
                                                         =========       =======      ======



















                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


1.  NATURE OF JOINT VENTURE AND TERMS OF THE JOINT VENTURE AGREEMENT
    ----------------------------------------------------------------

      DeVargas Center Joint Venture (the "Joint Venture") was organized April 18, 1988 by PaineWebber Equity Partners Three Limited Partnership ("PWEP"), a Virginia limited partnership, and WRI/DeVargas, Inc., a Texas corporation. Effective April 4, 1989, WRI/DeVargas, Inc., assigned its interest in the Joint Venture to Weingarten Realty Investors ("WRI") (collectively, the "Venturers"). The business purpose of the Joint Venture includes, but is not limited to, owning, refurbishing, operating, managing and leasing a shopping center located in Santa Fe, New Mexico (the "Center"). The major tenants include a grocery store, a movie theater, a clothing store and a cafeteria. The ownership interests of WRI and PWEP in the Joint Venture total 23.32% and 76.68%, respectively.

      For financial reporting and federal income tax purposes, net income is generally allocated to the Venturers in amounts equal to distributable funds (as defined in the Joint Venture Agreement) received by each Venturer during the period. In the event that net income exceeds such distributions, the remainder will be allocated equally between the Venturers. Net losses are generally allocated to the Venturers based on the ratio of each Venturer's positive capital account balance to total Venturers' capital. Any excess of the net loss over total Venturers' capital will be allocated equally between the Venturers.

      With respect to any property contributed to the capital of the Joint Venture, any income, gain, loss or deduction shall, for tax purposes, be allocated between the Venturers so as to consider any variation between the adjusted basis of such property of the Joint Venture, for federal income tax purposes, and its initially agreed-upon contributed value.

      Distributable funds, determined quarterly, are distributed according to the following priority:

a) The repayment of any accrued interest and principal on loans.

b) A cumulative return of 8% annual simple interest on PWEP's capital contribution of $10,800.00.

c)  A  cumulative   return  of  8%  annual  simple  interest  on  WRI's  capital contribution of $3,285,000.

d) The division of remaining distributable funds: 50% to PWEP and 50% to WRI.

      The contribution amounts used in the above formulas are subject to adjustment in the event of sale, refinancing or other disposition of all or part of the Center.

      Weingarten Realty Management Company, a wholly owned subsidiary of WRI, is the manager of the Center. The Joint Venture pays a management fee equal to 4% of gross income and a leasing fee generally equal to 4% of net minimum rental, less certain exclusions defined in the Joint Venture Agreement. The manager also receives fees for performing certain other operating and administrative functions.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

      Property
      --------

      Property  is  carried  at  cost.   Depreciation   is  computed  using  the
straight-line method of accounting based on estimated useful lives of 5 to 40 years. Repairs and maintenance are charged to expense as incurred.

      Unamortized Lease and Loan Costs
      --------------------------------

      Unamortized   lease  and  loan  costs  are   amortized   primarily   on  a
straight-line basis of the lives of leases and the term of the debt, respectively.

      Rental Revenue
      --------------

      Rental revenue is generally recognized on a straight-line basis over the life of the lease. Contingent rentals (payments for taxes, insurance and maintenance by the lessees and for an amount based on a percentage of the tenants' sales) are estimated and accrued over the lease year.

      Income Taxes
      ------------

      Income taxes are not provided because each Venturer reports its pro rata share of taxable income or loss in its tax return.

      Use of Estimates
      ----------------

      The preparation of financial statements requires management to make use of estimates and assumptions that affect the amounts reported in the financial statements as well as certain disclosures. Actual results could differ from these estimates.

      Concentration of Credit Risk
      ----------------------------

      The Center contains various types of retailers located solely in Santa Fe, New Mexico. The Center's credit risk is dependent primarily on the strength of economy in and around Santa Fe, New Mexico.

3.  RENTALS UNDER OPERATING LEASES
    ------------------------------

      Minimum future rental income on noncancellable operating leases as of December 31, 1997 is $1,664,128 in 1998; $1,468,833 in 1999; $1,393,089 in 2000;
$1,361,220 in 2001;  $1,215,021 in 2002; and $7,473,503  thereafter.  The future minimum lease payments do not include estimates for contingent rentals. Such contingent rentals aggregated $848,134 in 1997, $752,752 in 1996 and $909,922 in 1995.

4.  DISTRIBUTIONS TO VENTURERS
    --------------------------

      As described in Note 1, the Joint Venture Agreement provides for the preferential distribution of distributable funds to PWEP, which is cumulative from year to year. Required distributions to WRI, after satisfaction of PWEP's preference, are also cumulative. In accordance with the agreement, the Joint Venture distributed $216,000 in January 1998 for amounts distributable at December 31, 1997. To partially satisfy the preference requirement, PWEP received the entire $216,000 payment resulting in a preferential distribution in arrears of $426,624 to WRI as of December 31, 1997.

5.  NOTES PAYABLE - AFFILIATE
    -------------------------

      At year-end, notes payable to WRI were as follows (in thousands):


                                                       1997      1996
                                                       ----      ----

     Promissory  note,  bearing interest
     at the greater of prime rate plus 1
     1/2% or 10%  (10% at  December  31,
     1996),    due    June    1997   and
     collateralized  by  property                      $     -   $  3,887

     Promissory  note,  bearing interest
     at  prime  rate  plus 1% (9 1/4% at
     December  31,  1996),  due November
     2002 and collateralized by property                     -        327

     Promissory  note,  bearing interest
     at prime  with a floor of 9% (9% at
     December 31,  1997),  due June 1998
     and   collateralized   by  property                 4,610          -
                                                        ------   --------

      Total                                             $4,610   $  4,214
                                                        ======   ========

      On June 1, 1997, the Joint Venture was issued a $5.0 million consolidated, amended and restated promissory note (the "New Note") due June 1, 1998. The balance of the New Note at issuance was $4,603,941. The New Note is a combination of the promissory notes shown above with due dates in June 1997 and November 2002. The principal balance of the New Note is payable at maturity, and accrued interest is due and payable on a monthly basis. The New Note bears interest at prime with a floor of nine percent, is collateralized by property of the Joint Venture and allows the Joint Venture to fund capital costs associated with leasing and operating the Center.

6.  CHANGES IN OPERATING ACCOUNTS
    -----------------------------

      The effect of changes in the operating accounts on cash flows from operating activities is a follows (in thousands):

                                              1997      1996         1995
                                              ----      ----         ----

      Decrease (increase) in:
        Accounts receivable               $   64      $  (36)     $   34
        Accrued rent receivables             (34)        (44)         (2)
        Other assets                        (147)       (150)        (15)
      Increase (decrease) in:
        Accounts payable and accrued
          expense                            150         136         (12)
        Other liabilities - primarily
          rentals collected in advance         4          12          39
                                          ------      ------      ------
      Net effect of changes in
        operating accounts                $   37      $  (82)     $   44
                                          ======      ======      ======

      Cash payments of interest totalled $425,227, $329,114 and $291,605 in 1997, 1996 and 1995, respectively.

7.  SUBSEQUENT EVENT
    ----------------

     On May 26, 1998, the First Renewal and Extension of Note and Mortgage was executed. This amendment modified the New Note described in Note 5 as follows:

     The maximum balance available for borrowing was increased from $5 million to $6.5 million; The maturity date was extended to June 1, 1999; and The interest rate was modified to the lesser of Chase Bank of Texas, N.A.'s prime rate or nine percent.

                          INDEPENDENT AUDITORS' REPORT


To Partners
Richmond Paragon Partnership
(A General Partnership)

     We have audited the accompanying balance sheets of Richmond Paragon Partnership (A General Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richmond Paragon Partnership (A General Partnership) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   /s/ ERNST & YOUNG LLP
                                                   ---------------------
                                                   ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

                          Richmond Paragon Partnership
                             (A General Partnership)

                                 Balance Sheets

                                                      December 31
                                                --------------------------
                                                1997              1996
                                                ----              ----
                                     Assets
Current assets:
   Cash                                    $    29,458       $   138,563
   Escrowed cash                               576,360           690,197
   Receivable from tenants                      30,997            15,062
   Prepaid expenses                              7,351             7,817
                                           -----------       -----------
      Total current assets                     644,166           851,639

Operating investment property, at cost:
   Land                                              -         2,711,879
   Building and improvements                         -        16,234,883
   Furniture, fixtures and equipment                 -         2,850,235
                                           -----------       -----------
                                                     -        21,796,997
Less accumulated depreciation                        -        (7,445,613)
      Net operating investment property              -        14,351,384

Property held for sale                      13,759,358                 -
Deferred rents receivable                      101,379           127,297
Other assets                                   444,107           370,594
                                           -----------       -----------
      Total assets                         $14,949,010       $15,700,914
                                           ===========       ===========

                        Liabilities and Partners' Capital

Current liabilities:
   Accounts payable and accrued interest   $    67,460       $    58,344
   Tenants' security deposits                   24,058            22,839
   Deferred rental income                       25,824            29,363
   Current portion of mortgage notes
     payable                                   134,351           124,055
                                           -----------       -----------
      Total current liabilities                251,693           234,601

Mortgage notes payable                       8,377,046         8,511,397
                                           -----------       -----------
      Total liabilities                      8,628,739         8,745,998

Partners' capital                            6,320,271         6,954,916
                                           -----------       -----------
      Total liabilities and partners'
       capital                             $14,949,010       $15,700,914
                                           ===========       ===========












                             See accompanying notes.

                          Richmond Paragon Partnership
                             (A General Partnership)

                            Statements of Operations


                                               Year ended December 31
                                          1997        1996        1995
                                          ----        ----        ----
Revenues:
   Rental                             $2,132,349  $1,979,848  $1,797,985
   Other                                  40,274      22,464     500,000
                                      ----------  ----------  ----------
                                       2,172,623   2,002,312   2,297,985

Expenses:
   Depreciation and amortization         933,316     934,033   1,038,457
   Interest expense                      685,526     696,269      90,999
   Repairs and maintenance               309,915     277,256     248,359
   Utilities                             244,542     239,372     239,518
   Real estate taxes                     107,641     112,128     113,538
   Management fees                        85,963      84,931      92,866
   General and administrative             96,955      75,998     102,151
   Salaries and related costs             39,529      56,604      65,394
   Insurance                              19,080      20,191      19,660
                                      ----------  ----------  ----------
                                       2,522,467   2,496,782   2,010,942
                                      ----------  ----------  ----------
Net income (loss)                     $ (349,844) $ (494,470) $  287,043
                                      ==========  ==========  ==========






















                             See accompanying notes.

                          Richmond Paragon Partnership
                             (A General Partnership)

                         Statements of Partners' Capital


                                          Richmond One  Paine Webber
                                          Paragon       Equity
                                          Place         Partners
                                          Associates    Three        Total
                                          Limited       Limited      Partners'
                                          Partnership   Partnership  Capital
                                          -----------   -----------  -------

Balance at December 31, 1994             $   99,611     $16,256,413 $16,356,024

Net income (loss)                            12,172         274,871     287,043

Contributions                                     -         185,982     185,982

Distributions                                     -      (1,276,810) (1,276,810)

Net proceeds from financing transactions          -      (8,059,405) (8,059,405)

Interest payment made b PWEP3                     -           2,935       2,935
                                         ----------     ----------- -----------


Balance at December 31, 1995                111,783       7,383,986   7,495,769

Net income (loss)                            98,295        (592,765)   (494,470)

Distributions                                     -         (46,383)    (46,383)
                                         ----------     ----------- -----------
Balance at December 31, 1996                210,078       6,744,838   6,954,916

Net income (loss)                            74,668        (424,512)   (349,844)

Distributions                                     -        (284,801)   (284,801)
                                         ----------     ----------- -----------

Balance at December 31, 1997             $  284,746     $ 6,035,525 $ 6,320,271
                                         ==========     =========== ===========













                             See accompanying notes.



                          Richmond Paragon Partnership
                             (A General Partnership)

                            Statements of Cash Flows

                             Year ended December 31

                                                       1997        1996        1995
                                                       ----        ----        ----

Operating activities
Net income (loss)                                 $(349,844)  $(494,470)    $   287,043
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                    933,316     934,033       1,038,457
   Interest funded by PWEP3                               -           -           2,935
   Changes in operating assets and liabilities:
     Escrowed cash                                  113,837    (184,174)        (27,070)
     Receivable from tenants                        (15,935)    (10,270)          8,102
     Prepaid expenses                                   466        (290)           (175)
     Deferred rents receivable                       25,918     135,041          43,565
     Other assets                                  (187,082)    (39,600)        (57,646)
     Accounts payable and accrued interest            9,116     (33,754)         53,853
     Tenants' security deposits                       1,219      (1,869)          4,173
     Deferred rental income                          (3,539)     29,363               -
                                                  ---------   ---------     -----------
      Net cash provided by operating activities     527,472     334,010       1,353,237
                                                  ---------   ---------     -----------

Investing activity
   Additions to operating investment property     (227,721)    (123,590)       (191,824)
                                                 ---------    ---------     -----------
      Net cash used in investing activity         (227,721)    (123,590)       (191,824)
                                                 ---------    ---------     -----------

Financing activities
   Principal payments on mortgage notes
     payable                                      (124,055)    (114,548)              -
   Contributions by partner                              -            -         185,982
   Distributions to partner                       (284,801)     (46,383)     (1,338,214)
                                                 ---------    ---------     -----------
      Net cash used in financing activities       (408,856)    (160,931)     (1,152,232)
                                                 ---------    ---------     -----------

Net (decrease) increase in cash                   (109,105)      49,489           9,181
Cash at beginning of year                          138,563       89,074          79,893
                                                 ---------    ---------     -----------
Cash at end of year                              $  29,458    $ 138,563     $    89,074
                                                 =========    =========     ===========













                             See accompanying notes.

                          RICHMOND PARAGON PARTNERSHIP

                          Notes to Financial Statements


1. Summary of Significant Accounting Policies
   ------------------------------------------

Organization
------------

Richmond Paragon Partnership (the Partnership) is a general partnership formed on September 1, 1988, in accordance with the laws of the Commonwealth of Virginia by Richmond One Paragon Place Associates Limited Partnership (Paragon) and Paine Webber Equity Partners Three Limited Partnership (PWEP3) for the purpose of acquiring and operating an office building (the operating investment property) located in Richmond, Virginia. The operating investment property was purchased on September 26, 1988. The operating investment property was sold in January 1998 (see Note 3).

Partnership Allocations
-----------------------

Pursuant to the partnership agreement, net income or loss will be allocated in the following manner:

a. All deductions for depreciation shall be allocated to PWEP3.

b. Profits up to the amount of net cash flow distributable shall be allocated in proportion to the amount of net cash flow distributed to each of the partners during the year. Losses shall be allocated to the partners with positive capital accounts (after taking into account the distributions of net cash flow) in proportion to such positive capital accounts.

c. All other profits and losses shall be allocated 75% to PWEP3 and 25% to Paragon.

The partnership agreement provides that PWEP3 will receive from net cash flow, cumulative preferred distributions, payable monthly, equivalent to 9% per annum on its net investment of $20,000,000 through and until the termination and dissolution of the Partnership. As of December 31, 1997 and 1996, there were cumulative unpaid preferred distributions of $6,146,969 and $4,631,771, respectively, none of which were accrued at December 31, 1997 or 1996. The unaccrued portion of the cumulative preferred distribution will be paid to PWEP3 from available future cash flows. Any remaining net cash flow is to be distributed first to the partners at a return equal to the prime rate of interest plus 1% on any additional capital contributions made to fund current cash needs of the Partnership, and then is to be distributed 75% to PWEP3 and 25% to Paragon.

Other allocations and distributions are as specified in the partnership agreement.

Revenue Recognition
-------------------

Rental revenue is recognized on a straight-line basis over the terms of the related lease agreements. Deferred rents receivable represents the cumulative difference between the revenue recorded on the straight-line method and payments made in accordance with the lease agreements.

Operating Investment Property
-----------------------------

The operating investment property is recorded at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 31.5 years for buildings to 3 to 10 years for other property. Minor repairs and maintenance expenses are charged to operations when incurred, while major renewals and betterments are capitalized (see Note 3).

Income Taxes
------------

The Partnership is not a taxable entity. The results of its operations are reported on the tax returns of the individual partners and, accordingly, no income taxes are reflected in the accompanying financial statements. Differences in net income for financial reporting purposes and taxable income to be reported by the partners arise principally from the useful lives and methods used to depreciate operating investment property.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Reserve for Capital Expenditures
   --------------------------------

The partnership agreement provides that a reserve for future capital expenditures be established and administered by an affiliate of Paragon, Insignia Paragon Commercial Group (the Manager). The Partnership is to pay periodically into the capital reserve an amount equal to 1% of gross rents (as defined) as funds are available after paying all expenses and PWEP3's preferred distribution during the guaranty period. As of December 31, 1997, no amounts were required to be paid into the capital reserve.

3. Sale of the Operating Investment Property
   -----------------------------------------

In December 1997, the Partnership entered into an agreement with an unrelated party to sell the assets of the operating investment property for an aggregate sales price of $16,500,000. Accordingly, the operating investment property was designated as property held for sale on the accompanying December 31, 1997 balance sheet. The sale was consummated in January 1998.

4. Escrowed Cash
   -------------

Escrowed cash consists of restricted cash in an escrow fund established under the mortgage note payable as additional security for the loan, to provide for the payment of tenant improvements and leasing commissions, tenant security deposits, and amounts to fund the payment of real estate taxes.

5. Other Assets
   ------------

Other assets consist of deferred financing costs associated with the mortgage note payable discussed in Note 6, which are being amortized on the straight-line basis, which approximates the interest method, over the term of the mortgage notes, and leasing commissions which are being amortized on a straight-line basis over the terms of the respective leases (ranging from one to seven years). Accumulated amortization at December 31, 1997 and 1996 amounted to $498,509 and $384,940, respectively.

6. Mortgage Notes Payable
   ----------------------

In 1995, the Partnership obtained $8,750,000 in mortgage notes payable which bear interest at 8% per annum. Principal and interest payments of $67,534 are due monthly through December 10, 2002 at which time the entire unpaid balance of principal and interest is due. PWEP3 has indemnified the Partnership and Paragon against all losses, damages, liabilities, costs, fees, and expenses associated with this borrowing.

Net proceeds of $8,059,405 from the mortgage notes payable were remitted directly to PWEP3 in 1995.

The Partnership paid approximately $686,000, $698,000 and $47,000 in interest expense during 1997, 1996, 1995, respectively.

The mortgage notes payable are secured by a deed of trust on the operating investment property and a collateral assignment of the Partnership's interest in the leases.

As of December 31, 1997, maturities of the mortgage notes payable for the next five years are approximately as follows:

      1998                $  134,351
      1999                   145,501
      2000                   157,580
      2001                   170,658
      2002                 7,903,307
                          ----------
                          $8,511,397
                          ==========

7. Rental Revenue
   --------------

The Partnership derives rental income from leasing space in the operating investment property. All of the Partnership's leasing agreements are operating leases with initial terms from one to seven years. As of December 31, 1997, minimum future rentals on the noncancellable leases are approximately as follows:

      1998          $1,669,294
      1999           1,289,997
      2000             874,081
      2001             656,962
      2002             302,470
                    ----------
                    $4,792,804
                    ==========

Three tenant leases account for approximately 55% of the Partnership's minimum future rentals at December 31, 1997. Future rents receivable from these tenants totaled approximately $2,643,000 at December 31, 1997. Because such a large portion of the property is leased to three tenants, the Partnership has a concentration of credit risk. However, management believes that any possible accounting loss resulting from the concentration would not be material as the space could be re-leased if the current tenants failed to perform under their obligations.

8. Related Party Transactions
   --------------------------

The Partnership has entered into a property management agreement with the Manager, cancelable at PWEP3's option upon the occurrence of certain events. The management fee is equal to 4% of gross rents (as defined) and amounted to $85,963, $84,931 and $92,866 in 1997, 1996 and 1995, respectively. Expenditures of the Partnership are paid by the Manager and reimbursed by the Partnership.

The Partnership pays leasing commissions to a related company which provides services for tenant enrollment. Leasing commissions incurred under this agreement and included in other assets amounted to $121,779, $39,600 and $39, 639 in 1997, 1996 and 1995, respectively (see Note 4).

During 1988, as allowed under a provision of the Partnership Agreement, PWEP3 borrowed funds which were secured by a deed of trust and the assignment of leases on the operating investment property of the Partnership. The borrowing accrued interest at 10.72% annually, with the accrued interest being added to the principal balance. In November 1995, this borrowing was repaid in full through an $8,750,000 loan made directly to the Partnership (Note 5).

9.  Noncash Financing Transaction
    -----------------------------

The Partnership's noncash activities during 1995 are as follows:

       Mortgage notes payable:
       Amount remitted to PWEP3                   $8,750,000
       Financing costs paid by PWEP3                (690,595)
       Interest paid by PWEP3                         (2,935)
                                                  ----------
       Reduction in PWEP3 partners' capital       $8,056,470
                                                  ==========

There were no noncash activities during 1997 and 1996.