Form 10-Q
period 1998-06-30
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1998-08-12
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For the transition period from_______ to _______.

                         Commission File Number: 0-17881

           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Virginia                                           04-2985890
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

265 Franklin Street, Boston, Massachusetts                           02110
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  (617) 439-8118
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                  June 30, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                    June 30     March 31
                                                    -------     --------
Operating investment properties, at cost:
   Land                                          $    3,769    $   3,769
   Building and improvements                         12,926       12,926
                                                 ----------    ---------
                                                     16,695       16,695
   Less accumulated depreciation                     (4,181)      (4,061)
                                                 ----------    ---------
                                                     12,514       12,634

Investments in unconsolidated ventures, at equity     6,347        6,513
Cash and cash equivalents                             6,031        5,746
Accrued interest and other receivables                   61           97
Prepaid expenses                                         53            7
Deferred expenses, net                                  104          104
                                                 ----------    ---------
                                                 $   25,110    $  25,101
                                                 ==========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest, including
 amounts in default                              $   13,780    $  13,432
Accounts payable and accrued expenses                    67          140
Tenant security deposits                                 19           10
Accrued real estate taxes                                80           13
Advances from consolidated ventures                     175          103
Partners' capital                                    10,989       11,403
                                                 ----------    ---------
                                                 $   25,110    $  25,101
                                                 ==========    =========









                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                                  1998        1997
                                                  ----        ----
Revenues:
   Rental income and expense
     reimbursements                           $    542   $     592
   Interest income                                  85          68
                                              --------   ---------
                                                   627         660

Expenses:
   Interest expense                                449         397
   Property operating expenses                     110         108
   Real estate taxes                                40          40
   General and administrative                       54          47
   Depreciation and amortization                   120         127
                                              --------   ---------
                                                   773         719
                                              --------   ---------
Operating loss                                    (146)        (59)

Partnership's share of unconsolidated
   ventures' income                                 50           9
                                              --------   ---------

Net loss                                      $    (96)  $     (50)
                                              ========   =========

Net loss per Limited Partnership Unit         $  (1.88)  $   (0.98)
                                              ========   =========

Cash distributions per
   Limited Partnership Unit                   $   6.25   $    6.25
                                              ========   =========

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.







                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
         For the three months ended June 30, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at March 31, 1997                          $ (234)      $ 21,073
Cash distributions                                     (3)          (315)
Net loss                                               (1)           (49)
                                                   ------       --------
Balance at June 30, 1997                           $ (238)      $ 20,709
                                                   ======       ========

Balance at March 31, 1998                          $ (248)      $ 11,651
Cash distributions                                     (3)          (315)
Net loss                                               (1)           (95)
                                                   ------       --------
Balance at June 30, 1998                           $ (252)      $ 11,241
                                                   ======       ========






















                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended June 30, 1998 and 1997 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                      1998           1997
                                                      ----           ----
Cash flows from operating activities:
   Net loss                                       $   (96)      $    (50)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Partnership's share of unconsolidated
        ventures' income                              (50)            (9)
      Depreciation and amortization                   120            126
      Amortization of deferred loan costs               2              2
      Interest expense on zero coupon loan            359            308
      Changes in assets and liabilities:
      Accrued interest and other receivables           36            (35)
      Prepaid expenses                                (46)             2
      Deferred expenses                                (2)             -
      Accounts payable and accrued expenses           (73)           (32)
      Accrued real estate taxes                        67              4
      Tenant security deposits                          9              3
      Advances from consolidated ventures              72            (22)
                                                  -------       --------
        Total adjustments                             494            347
                                                  -------       --------
        Net cash provided by operating activities     398            297
                                                  -------       --------

Cash flows from investing activities:
   Distributions from unconsolidated joint
      ventures                                        216            307
                                                  -------       --------
Cash flows from financing activities:
   Cash distributions to partners                    (318)          (318)
   Payments of principal on notes payable             (11)           (10)
                                                  -------       --------
        Net cash used in financing activities        (329)          (328)
                                                  -------       --------

Net increase in cash and cash equivalents             285            276

Cash and cash equivalents, beginning of period      5,746          4,615
                                                  -------       --------
Cash and cash equivalents, end of period          $ 6,031       $  4,891
                                                  =======       ========

Cash paid during the period for interest          $    88       $     87
                                                  =======       ========



                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General
      -------

     The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature. The results of operations for the three months ended June 30, 1997 have been revised from what was previously reported due to the retroactive reflection of an adjustment recorded in the fourth quarter of fiscal 1998.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of June 30, 1998 and March 31, 1998 and revenues and expenses for each of the three-month periods ended June 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

     Included in general and administrative expenses for both of the three-month periods ended June 30, 1998 and 1997 is $24,000, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

     Also included in general and administrative expenses for the three-month periods ended June 30, 1998 and 1997 is $1,000 and $6,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

     As of June 30, 1998, the Partnership had an investments in one unconsolidated joint venture partnership (two at June 30, 1997) which owns an operating property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in this venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. On January 30, 1998, the Richmond Paragon Partnership, which owned the One Paragon Place Office Building, sold its operating investment property to an unrelated third party for $16,500,000. The Partnership received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. As a result of the sale of the One Paragon Place Office Building, a Special Distribution of $160 per original $1,000 investment was made on February 13, 1998 to Limited Partners of record as of January 30, 1998.

     Summarized operations of the remaining unconsolidated joint venture, DeVargas Center Joint Venture, for the three months ended March 31, 1998 and for DeVargas Center Joint Venture and Richmond Paragon Partnership for the three months ended March 31, 1997, are as follows:

                    Condensed Combined Summary of Operations
               For the three months ended March 31, 1998 and 1997
                                 (in thousands)

                                                  1998       1997
                                                  ----       ----
Revenues:
   Rental revenues and expense recoveries     $    632     $ 1,209
   Interest and other income                         -          15
                                              --------     -------
                                                   632       1,224
Expenses:
   Property operating expenses                     216         454
   Real estate taxes                                 9          37
   Interest expense                                102         278
   Depreciation and amortization                   202         438
                                              --------     -------
                                                   529       1,207
                                              --------     -------
Net income                                    $    103     $    17
                                              ========     =======

Net income:
   Partnership's share of combined income     $     54     $    14
   Co-venturers' share of combined income           49           3
                                              --------     -------
                                              $    103     $    17
                                              ========     =======

               Reconciliation of Partnership's Share of Operations
        For the three months ended June 30, 1998 and 1997 (in thousands)

                                                   1998        1997
                                                   ----        ----
      Partnership's share of operations,
         as shown above                         $     54     $    14
      Amortization of excess basis                    (4)         (5)
                                                --------     -------
      Partnership's share of
         unconsolidated ventures' income        $     50     $     9
                                                ========     =======

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

      As discussed in the Partnership's Annual Report, the Partnership owns a controlling interest in the Colony Plaza General Partnership, which was formed to acquire and operate the Colony Plaza Shopping Center located in Augusta, Georgia. The shopping center, which consists of approximately 217,000 square feet of leasable retail space, was acquired by the joint venture on January 18, 1990. See Note 5 for a discussion of the current default status of the first mortgage loan secured by the Colony Plaza property.

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

      The following is a combined summary of property operating expenses for the consolidated joint ventures for the three months ended March 31, 1998 and 1997 (in thousands):

                                                 1998        1997
                                                 ----        ----

      Common area maintenance                  $    25     $    30
      Utilities                                     21          21
      Management fees                               22          22
      Administrative and other                      42          35
                                               -------     -------
                                               $   110     $   108
                                               =======     =======

5.    Notes payable
      -------------

      Notes payable and deferred interest at June 30, 1998 and March 31, 1998 consist of the following (in thousands):

                                                June 30          March 31
                                                -------          --------
     10.5%  nonrecourse  loan payable by
     the   Partnership   to  a   finance
     company,  which is  secured  by the
     Colony Plaza  operating  investment
     property.    All    interest    and
     principal  was due at maturity,  on
     December  29,  1996.   Interest  is
     compounded semi-annually. It is not
     practicable   for   management   to
     estimate  the  fair  value  of this
     mortgage  note  payable  due to its
     current    default    status   (see
     discussion below).                           $ 10,299       $  9,940

     9.59%  nonrecourse  loan payable by
     the  consolidated  Portland Pacific
     Associates Two to a finance company
     which  is  secured  by  the  Willow
     Grove     operating      investment
     property. The note requires monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     March  31,  1998 and  December  31,
     1997.                                           3,481          3,492
                                                  --------       --------
                                                  $ 13,780       $ 13,432
                                                  ========       ========

      The borrowing secured by Colony Plaza, which is a legal obligation of the Partnership and not of the Colony Plaza joint venture, matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Management has been engaged in negotiations with the existing lender regarding an extension and modification of the outstanding first mortgage loan since the time of the loan maturity. However, due to the substantial vacancy at the property, the prospects for such negotiations are uncertain at the present time. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum in accordance with the original loan agreement. If the refinancing or extension of this loan is not accomplished, the lender could choose to initiate foreclosure proceedings. Under such circumstances, the Partnership may be unable to hold this investment and recover the carrying value. The financial statements of the Partnership have been prepared on a going concern basis which assumes the realization of assets and the ability to refinance the existing debt. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

           PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Relating to Forward-Looking Statements
--------------------------------------------------

      The following discussion of financial condition includes forward-looking statements which reflect management's current views with respect to future events and financial performance of the Partnership. These forward-looking statements are subject to certain risks and uncertainties, including those identified in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 1998 under the heading "Certain Factors Affecting Future Operating Results", which could cause actual results to differ materially from historical results or those anticipated. The words "believe", "expect", "anticipate," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which were made based on facts and conditions as they existed as of the date of this report. The Partnership undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources
-------------------------------

      As discussed further in the Annual Report, as a result of the sale of the One Paragon Place Office Building on January 30, 1998, a Special Distribution of $160 per original $1,000 investment was made on February 13, 1998 to Limited Partners of record as of January 30, 1998. This Special Capital Distribution represented the net proceeds from the sale of One Paragon Place as rounded up to the nearest dollar per original $1,000 investment. With the sale of One Paragon Place, the Partnership's earnings rate has decreased because of the reduction in cash flow to the Partnership. The annualized earnings rate will change from 2.5% to 1.75% on a Limited Partner's remaining capital account of $840 per original $1,000 investment. The annual distribution rate will be adjusted beginning with the payment to be made on August 14, 1998 for the quarter ended June 30, 1998.

      In light of the continued strength in the national real estate market with respect to multi-family apartment properties and the current liquidity in the capital markets for investment in real estate in general, management believes that this may be the opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. Although there are no assurances, it is currently contemplated that sales of the Partnership's remaining assets could be completed within the next 2 years. The multi-family apartment property in which the Partnership has an interest continues to experience strong occupancy levels and increasing rental rates. As discussed further below, marketing efforts for the sale of the Willow Grove Apartments commenced during the quarter ended June 30, 1998, and the property is currently under contract for sale. With regard to the two remaining retail properties, management is currently working with each property's leasing and management team to develop and implement programs that will protect and enhance value and maximize cash flow at each property. In addition, as discussed further below, the Partnership must resolve the current default status of the zero coupon loan secured by Colony Plaza prior to implementing a disposition strategy for this asset.

     As previously reported, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. The Partnership has been engaged in negotiations with the lender regarding a possible extension and modification agreement since the time of the loan's maturity. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of June 30, 1998, the Colony Plaza Shopping Center in Augusta, Georgia was 90% leased and 52% occupied. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the Center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 in the amount of $1,204,000 to write down the carrying value of the Colony Plaza operating investment property to management's estimate of its current fair value. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including Colony Plaza. During the quarter ended June 30, 1998, Food Lion opened its store at Colony Plaza after spending a significant amount of its own funds to refit the former Food Max premises for Food Lion's new prototype store in this market. In anticipation of Food Lion's grand opening, the property's management team had the Center repainted with a new color scheme. Based on initial responses from shoppers, these changes are expected to enhance the appeal of the Center. The increase in occupancy from the opening of the Food Lion store was partially offset when two tenants with a total of 4,200 square feet closed their stores and one tenant leasing 1,600 square feet moved from the Center when its lease expired during the first quarter. Notwithstanding these store closings, the property's leasing team is confident that, with the opening of the Food Lion store and the accompanying increase in the number of shoppers visiting the Center, interest in leasing the available small shop spaces will improve. Currently, the property's leasing team is in discussions with four prospective tenants interested in leasing approximately 17,000 square feet. Over the next year, four leases representing a total of 41,600 square feet will expire. The largest of the four, Goody's, has a May 1999 lease expiration and represents
35,200 square feet of this total. Management is aware that Goody's is considering other locations in the Augusta market. Notwithstanding this, the property's leasing team is discussing lease renewals with all four of these tenants.

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

      The DeVargas Mall was 90% leased as of June 30, 1998, compared to 82% at the end of the prior quarter. The property's leasing team had been negotiating with two prospective tenants for the 27,023 square feet formerly occupied by a soft goods anchor tenant that closed its store in July 1997. During the first quarter, a lease was signed with one of these prospective tenants, Office Depot, which will occupy 29,615 square feet. To provide for the larger Office Depot store size requirements, one tenant formerly occupying 15,000 square feet downsized its operations by approximately 10,000 square feet and relocated to another area within the Mall. In addition to finalizing the Office Depot lease, the property's leasing team successfully negotiated a lease renewal with a tenant occupying a total of 10,018 square feet. During the remainder of calendar year 1998, ten leases representing a total of approximately 15,000 square feet, or approximately 6% of the Mall's total rentable area, come up for renewal. The property's leasing team expects most of these tenants to renew their leases. As previously reported, Montgomery Ward closed its store that abuts DeVargas Mall as part of a Chapter 11 bankruptcy filing made last summer and had undertaken plans to sell its store and the related land. During the fourth quarter of fiscal 1998, a major grocery chain which is a 39,000 square foot anchor tenant at DeVargas Mall purchased the former Montgomery Ward location and plans to relocate to the Montgomery Ward site. The grocery tenant plans to demolish the existing Montgomery Ward building and replace it with their new 55,000 square foot prototypical Super Store which is expected to open in the fall of 1999. The DeVargas property was unable to accommodate this tenant's expansion plans for a 55,000 square foot store at their current location. Nonetheless, the planned grocery tenant relocation will result in a unified center because the Montgomery Ward and DeVargas properties have cross-easements and it is also expected to have a positive impact on the long-term value of the DeVargas Mall because the changes should result in additional destination shopper traffic to the Mall, add an additional retailer to the current tenant mix once the Albertson's space is re-leased, and allow for the future re-leasing of retail spaces at higher rents than the rates paid by former tenants. The property's leasing team will work with Albertson's to secure a new tenant to occupy its space when they close their store in the fall of 1999. Funding for required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under certain lines of credit provided by the Partnership's co-venture partner. At the beginning of fiscal 1998, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. On May 26, 1998, the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999.

     The average occupancy level for the quarter ended June 30, 1998 at the Willow Grove Apartments in Beaverton, Oregon was 92%. This occupancy level continues to compare favorably to similar Class A quality properties in the local market which includes approximately 2,500 units built in the last three years and located within 4-to-6 miles of the property. The property's leasing team reports that the number of building permits for apartments in the Beaverton market in 1997 was down significantly from 1996 and 1995. As new development appears to be slowing and most new construction is located farther out to the west of Willow Grove, between 5 and 15 miles away, the local apartment market is expected to record strong occupancy levels and moderate rental rate growth in the near term. As previously reported, a light rail station, which is located within walking distance of the Willow Grove Apartments, is expected to open this fall. The light rail line is now operating on a test basis. With strong local market conditions and the pending opening of the rail station, the Partnership believes it is a good time to sell the Willow Grove property. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties. Sales materials have been prepared, and an extensive marketing campaign began in May 1998. As a result of those efforts, ten offers to purchase Willow Grove were received. The prospective purchasers were then requested to submit best and final offers. Four of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer subsequent to the quarter-end. This prospective buyer is expected to complete its due diligence work by August 31, 1998. While there are no assurances that a sale transaction will be completed, the Partnership hopes to complete the sale of Willow Grove by September 30, 1998.

      At June 30, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,031,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs and debt service payments related to the Partnership's remaining zero coupon loan, if necessary under the terms of the original zero coupon loan agreement or any future modification thereof, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

Results of Operations
Three months ended June 30, 1998
--------------------------------

      The Partnership reported a net loss of $96,000 for the three months ended June 30, 1998, as compared to a net loss of $50,000 for the same period in the prior year. This increase of $46,000 in the Partnership's net loss is attributable to an increase in the Partnership's operating loss of $87,000 which was partially offset by an increase in the Partnership's share of unconsolidated ventures' income of $41,000. The increase in the Partnership's operating loss is primarily the result of a decrease of $50,000 in rental income and expense reimbursements from the consolidated Colony Plaza property and an increase of $52,000 in interest expense related to the Colony Plaza debt obligation, which is accruing interest at a default rate of 15%, as discussed further above. The decrease in rental income and expense reimbursements at Colony Plaza was primarily due to a reduction in shop space occupancy related to the anchor tenant vacancies discussed further above. The decrease in rental income and expense reimbursements and the increase in interest expense were partially offset by an increase of $17,000 in interest income earned on the Partnership's cash reserves. Interest income increased due to an increase in the average amount of cash and cash equivalents on hand when compared to the same period in the prior year. The increase in the Partnership's share of unconsolidated ventures' income is primarily due to the sale of the One Paragon Place Office Building on January 30, 1998, as discussed further above. The One Paragon Place joint venture had a net operating loss of $61,000 during the prior three-month period. The Partnership's share of the net income from the DeVargas joint venture declined by $20,000 for the current three-month period, despite an overall increase in the venture's net income, due to the method of allocating income in accordance with the joint venture agreement.

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


                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP


                              By:  Third Equity Partners, Inc.
                                   ---------------------------
                                   Managing General Partner





                              By:  /s/ Walter V. Arnold
                                   --------------------
                                   Walter V. Arnold
                                   Senior Vice President and
                                   Chief Financial Officer



Dated:  August 11, 1998