Form 10-Q
period 1998-12-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1999-02-10
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    ----------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED December 31, 1998

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

                           CONSOLIDATED BALANCE SHEETS
                December 31, 1998 and March 31, 1998 (Unaudited)
                                 (In thousands)

                                     ASSETS
                                                 December 31    March 31
                                                 -----------    --------
Operating investment properties, at cost:
   Land                                           $   3,281    $   3,769
   Building and improvements                          8,241       12,926
                                                  ---------    ---------
                                                     11,522       16,695
   Less accumulated depreciation                     (2,688)      (4,061)
                                                  ---------    ---------
                                                      8,834       12,634

Investments in unconsolidated ventures,
   at equity                                          6,076        6,513
Cash and cash equivalents                             6,494        5,746
Accrued interest and other receivables                   57           97
Prepaid expenses                                          -            7
Deferred expenses, net                                    7          104
                                                  ---------    ---------
                                                  $  21,468    $  25,101
                                                  =========    =========

                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable and deferred interest,
  including amounts in default                    $  11,071    $  13,432
Accounts payable and accrued expenses                    34          140
Tenant security deposits                                 10           10
Accrued real estate taxes                                63           13
Advances from consolidated ventures                     134          103
Partners' capital                                    10,156       11,403
                                                  ---------    ---------
                                                  $  21,468    $  25,101
                                                  =========    =========










                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and ninemonths ended December 31, 1998 and 1997 (Unaudited)
                      (In thousands, except per Unit data)

                                   Three Months Ended     Nine Months Ended
                                       December 31,          December 31,
                                   ------------------     -----------------
                                   1998        1997         1998       1997
                                   ----        ----         ----       ----
Revenues:
   Rental income and expense
     reimbursements               $ 365      $  542       $  1,472   $  1,679
   Interest and other income         85          78            287        219
                                  -----      ------       --------   --------
                                    450         620          1,759      1,898

Expenses:
   Interest expense                 399         426          1,374      1,244
   Property operating expenses      114         139            449        370
   Real estate taxes                 14          38            111        115
   General and administrative        61          90            195        212
   Depreciation and
     amortization                    84         126            432        381
                                  -----      ------       --------   --------
                                    672         819          2,561      2,322
                                  -----      ------       --------   --------
Operating loss                     (222)       (199)          (802)      (424)

Gain on sale of operating
  investment property                 -           -          3,469          -

Partnership's share of
   unconsolidated ventures'
   income (losses)                   86           5            211        (48)
                                 ------      ------       --------   --------

Net income (loss)                $ (136)     $ (194)      $  2,878   $   (472)
                                 ======      ======       ========   ========

Net income (loss) per Limited
   Partnership Unit              $(2.63)     $(3.80)      $  56.43   $  (9.25)
                                 ======      ======       ========   ========

Cash distributions per
   Limited Partnership Unit      $ 3.68      $ 6.25       $  81.61   $  18.75
                                 ======      ======       ========   ========

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each period.

                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended December 31, 1998 and 1997 (Unaudited)
                                 (In thousands)

                                                   General      Limited
                                                   Partners     Partners
                                                   --------     --------

Balance at March 31, 1997                          $ (234)      $ 21,073
Cash distributions                                    (10)          (946)
Net loss                                               (2)          (166)
                                                  -------       --------
Balance at December 31, 1997                       $ (246)      $ 19,961
                                                   ======       ========

Balance at March 31, 1998                          $ (248)      $ 11,651
Cash distributions                                     (7)        (4,118)
Net income                                             30          2,848
                                                   ------       --------
Balance at December 31, 1998                       $ (225)      $ 10,381
                                                   ======       ========






















                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three and ninemonths ended December 31, 1998 and 1997 (Unaudited)
         Increase (Decrease) in Cash and Cash Equivalents (In thousands)

                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:
   Net income (loss)                                    $  2,879       $   (168)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
      Partnership's share of unconsolidated
      ventures' income (losses)                             (211)            48
      Gain on sale of operating investment
        property                                          (3,469)             -
      Depreciation and amortization                          432            381
      Amortization of deferred loan costs                      -              7
      Interest expense on zero coupon loan                 1,131            675
      Changes in assets and liabilities:
        Accrued interest and other receivables                40            (12)
        Prepaid expenses                                       7             (6)
        Deferred expenses                                     (8)            (2)
        Accounts payable and accrued expenses               (106)           (51)
        Accrued real estate taxes                             50             61
        Tenant security deposits                               -              3
        Advances from consolidated ventures                   31              3
                                                        --------       --------
        Total adjustments                                 (2,103)         1,107
                                                        --------       --------
        Net cash provided by operating activities            776            939
                                                        --------       --------

Cash flows from investing activities:
   Net proceeds from sale of operating
     investment property                                   6,957              -
   Distributions from unconsolidated
     joint ventures                                          648            939
   Additions to operating investment properties              (16)            (2)
   Receipt of master lease payment                             -            140
                                                        --------       --------
        Net cash provided by investing activities          7,589          1,077
                                                        --------       --------

Cash flows from financing activities:
   Cash distributions to partners                         (4,125)          (956)
   Payments of principal on notes payable                 (3,492)           (32)
                                                        --------       --------
        Net cash used in financing activities             (7,617)          (988)
                                                        --------       --------

Net increase in cash and cash equivalents                    748          1,028
Cash and cash equivalents, beginning of period             5,746          4,615
                                                        --------       --------
Cash and cash equivalents, end of period                $  6,494       $  5,643
                                                        ========       ========
Cash paid during the period for interest                $    243       $    258
                                                        ========       ========

                             See accompanying notes.

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    General
      -------

      The accompanying financial statements, footnotes, and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended March 31, 1998. In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature. The results of operations for the three and nine months ended December 31, 1997 have been revised from what was previously reported due to the retroactive reflection of an adjustment recorded in the fourth quarter of fiscal 1998.

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and March 31, 1998 and revenues and expenses for each of the three-and nine- month periods ended December 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

2.    Related Party Transactions
      --------------------------

      Included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $72,000 and $70,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      Also included in general and administrative expenses for the nine-month periods ended December 31, 1998 and 1997 is $8,000 and $12,000, respectively, representing fees earned by an affiliate, Mitchell Hutchins Institutional Investors, Inc., for managing the Partnership's cash assets.

3.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of December 31, 1998, the Partnership had an investment in one unconsolidated joint venture partnership (two at December 31, 1997) which owns an operating property as more fully described in the Partnership's Annual Report. The unconsolidated joint venture is accounted for by using the equity method because the Partnership does not have a voting control interest in this venture. Under the equity method, the assets, liabilities, revenues and expenses of the joint ventures do not appear in the Partnership's financial statements. Instead, the investment is carried at cost adjusted for the Partnership's share of the venture's earnings, losses and distributions. The Partnership reports its share of unconsolidated joint venture earnings or losses three months in arrears. On January 30, 1998, the Richmond Paragon Partnership, which owned the One Paragon Place Office Building, sold its operating investment property to an unrelated third party for $16,500,000. The Partnership received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. As a result of the sale of the One Paragon Place Office Building, a Special Distribution of $160 per original $1,000 investment was made on February 13, 1998 to Limited Partners of record as of January 30, 1998.

      Summarized operations of the remaining unconsolidated joint venture, DeVargas Center Joint Venture, for the three and nine months ended September 30, 1998 and for DeVargas Center Joint Venture and Richmond Paragon Partnership for the three and nine months ended September 30, 1997, are as follows:

                    Condensed Combined Summary of Operations
         For the three and nine months ended September 30, 1998 and 1997
                                 (in thousands)

                                    Three Months Ended    Nine  Months Ended
                                       September 30,         September 30,
                                    ------------------    ------------------
                                      1998      1997       1998      1997
                                      ----      ----       ----      ----
Revenues:
   Rental revenues and expense
     recoveries                   $    617   $ 1,223      $1,892     $3,562
   Interest and other income             2         9           3         35
                                  --------   -------      ------     ------
                                       619     1,232       1,895      3,597
Expenses:
   Property operating expenses         239       434         686      1,312
   Real estate taxes                     9        36          28        108
   Interest expense                    102       275         308        835
   Depreciation and amortization       169       439         573      1,316
                                  --------   -------      ------     ------
                                       519     1,184       1,595      3,571
                                  --------   -------      ------     ------
Net income                        $    100   $    48      $  300     $   26
                                  ========   =======      ======     ======

Net income:
   Partnership's share of
     combined income (loss)       $     91   $    10      $  222     $  (33)
   Co-venturers' share of
     combined income (loss)              9        38          78         59
                                  --------   -------      ------     ------
                                  $    100   $    48      $  300     $   26
                                  ========   =======      ======     ======


               Reconciliation of Partnership's Share of Operations
  For the three and nine months ended December 31, 1998 and 1997 (in thousands)

                                    Three Months Ended     Nine  Months Ended
                                        December 31,          December 31,
                                    ------------------     ------------------
                                      1998      1997       1998          1997
                                      ----      ----       ----          ----
      Partnership's share of
         operations, as
         shown above                $    91   $    10     $   222     $   (33)
      Amortization of excess
         basis                           (5)       (5)        (11)        (15)
                                    -------   -------     -------     -------
      Partnership's share of
         unconsolidated
         ventures' income
         (losses)                   $    86   $     5     $   211     $   (48)
                                    =======   =======     =======     =======

4.    Operating Investment Properties
      -------------------------------

      As of December 31, 1998, the Partnership has an investment in one consolidated joint venture partnership (two at March 31, 1998) which owns an operating investment property as more fully described in the Partnership's Annual Report. The consolidated venture has a December 31 year-end for both tax and financial reporting purposes. Accordingly, the Partnership's policy is to report the financial position, results of operations and cash flows of this venture on a three-month lag. All material transactions between the Partnership and this joint venture have been eliminated upon consolidation, except for lag-period cash transfers. Such lag period cash transfers are accounted for as advances from consolidated ventures on the accompanying balance sheets.

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

      On January 27, 1995, the Partnership purchased 99% of its co-venture partner's interest in Portland Pacific Associates Two for $233,000. The remaining 1% interest of the co-venturer was assigned to Third Equity Partners, Inc., the Managing General Partner of the Partnership, in return for a release from any further obligations or duties called for under the terms of the joint venture agreement. As a result, the Partnership assumed control over the affairs of the joint venture. Portland Pacific Associates Two owned the Willow Grove Apartments, a 119-unit complex located in Beaverton, Oregon. On August 13, 1998, Portland Pacific Associates Two sold the Willow Grove Apartments to an unrelated third party for $7,137,000. The Partnership received net proceeds of approximately $3,406,000 in connection with the sale after the assumption of the outstanding mortgage loan secured by the property of approximately $3,468,000, closing costs of $180,000 and closing proration adjustments of $83,000. As a result of the sale of the Willow Grove Apartments, a Special Distribution of $68 per original $1,000 investment was made on August 25, 1998 to the Limited Partners of record as of August 13, 1998. In accordance with the Partnership's policy to recognize significant lag period transactions in the period in which they occur, the Partnership accelerated the recognition of the operating results of Portland Pacific Associates Two during the quarter ended September 30, 1998 and recorded a gain of $3,469,000 on the sale of the Willow Grove operating investment property.

      The following combined summary of property operating expenses for the three and nine months ended September 30, 1998 (in thousands) includes the expenses of the Colony Plaza Shopping Center through September 30, 1998 and the expenses of the Willow Grove Apartments through the date of the sale on August 13, 1998. The combined property operating expenses for the three and nine months ended September 30, 1997 include expenses for the two consolidated joint ventures.

                                   Three Months Ended     Nine  Months  Ended
                                       September 30,         September 30,
                                   ------------------     -------------------
                                    1998       1997         1998        1997
                                    ----       ----         ----        ----

      Common area maintenance      $   31    $  39        $ 106       $   92
      Utilities                         9       24           59           67
      Management fees                  15       23           63           68
      Administrative and other         59       53          221          143
                                   ------    -----        -----       ------
                                   $  114    $ 139        $ 449       $  370
                                   ======    =====        =====       ======

5.    Notes payable
      -------------

      Notes payable and deferred interest at December 31, 1998 and March 31, 1998 consist of the following (in thousands):

                                                December 31      March 31
                                                -----------      --------

     10.5%  nonrecourse  loan payable by
     the   Partnership   to  a   finance
     company,  which is  secured  by the
     Colony Plaza  operating  investment
     property.    All    interest    and
     principal  was due at maturity,  on
     December  29,  1996.   Interest  is
     compounded semi-annually. It is not
     practicable   for   management   to
     estimate  the  fair  value  of this
     mortgage  note  payable  due to its
     current    default    status   (see
     discussion below).                           $ 11,071      $  9,940

     9.59%  nonrecourse  loan payable by
     the  consolidated  Portland Pacific
     Associates Two to a finance company
     which  was  secured  by the  Willow
     Grove     operating      investment
     property. The note required monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     December  31,  1997.  As  discussed
     further in Note 4, the Willow Grove
     property  was  sold on  August  13,
     1998,  and the  mortgage  loan  was
     assumed  by  the  buyer.                            -         3,492
                                                  --------      --------
                                                  $ 11,071      $ 13,432
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

      On August 13, 1998, Portland Pacific Associates Two sold the Willow Grove Apartments, located in Beaverton, Oregon, to an unrelated third party for $7,137,000. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties. Sales materials were prepared, and an extensive marketing campaign began in May 1998. As a result of those efforts, ten offers to purchase Willow Grove were received. The prospective purchasers were then requested to submit best and final offers. Four of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and signed on July 3, 1998. After the prospective buyer completed its due diligence work, the sale transaction was completed on August 13, 1998. The Partnership received net proceeds of approximately $3,406,000 in connection with the sale after the assumption of the outstanding mortgage loan secured by the property of approximately $3,468,000, closing costs of approximately $180,000 and closing proration adjustments of approximately $83,000. As a result of the sale of the Willow Grove Apartments, a Special Distribution of $68 per original $1,000 investment was made on August 25, 1998 to the Limited Partners of record as of August 13, 1998. This Special Capital Distribution represented the net proceeds from the sale of Willow Grove as rounded up to the nearest dollar per original $1,000 investment.

      As previously reported, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. The Partnership has been engaged in negotiations with the lender regarding a possible extension and modification agreement since the time of the loan's maturity. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of December 31, 1998, the Colony Plaza Shopping Center in Augusta, Georgia was 90% leased and 52% occupied. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the Center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 in the amount of $1,204,000 to write down the carrying value of the Colony Plaza operating investment property to management's estimate of its current fair value. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, subsequently entered into a sublease agreement with Food Max to open Food Lion stores in several former Food Max locations, including Colony Plaza. During the quarter ended June 30, 1998, Food Lion opened its store at Colony Plaza after spending a significant amount of its own funds to refit the former Food Max premises for Food Lion's new prototype store in this market. The increase in occupancy from the opening of the Food Lion store was partially offset when two tenants with a total of 4,200 square feet closed their stores and one tenant leasing 1,600 square feet moved from the Center when its lease expired during the first quarter. Notwithstanding these store closings, the property's leasing team is confident that, with the opening of the Food Lion store and the accompanying increase in the number of shoppers visiting the Center, interest in leasing the available small shop spaces will improve. During the third quarter, one tenant occupying 1,500 square feet moved from its space. Currently, the property's leasing team is in discussions with several prospective tenants to lease the Center's vacant space. They also continue to negotiate with the U.S. Postal Service for a 26,000 square foot post office, which would be located in a portion of the former Wal-Mart space. Over the next year, seven leases representing a total of 49,000 square feet will expire. The lease for Goody's, the largest of the seven tenants, has a May 1999 lease expiration and represents 32,000 square feet of this total. While the Partnership has not received official notice that Goody's will not renew its lease, it has started construction of a new store at another site in the market area. Consequently, the property's leasing term has begun a search for a replacement tenant.

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

      The DeVargas Mall was 92% leased and 91% occupied as of December 31, 1998, up from 90% leased and occupied at the end of the prior quarter. During the quarter, two tenants occupying a total of 1,941 square feet renewed their leases while a new tenant, Starbucks, signed a lease for 1,764 square feet and is expected to take occupancy by March 31, 1999. Subsequent to quarter end, the property's leasing team signed two new leases. One lease is with GNC which will occupy 1,395 square feet and is expected to take occupancy by June 30, 1999. The other tenant signed a lease for 1,030 square feet and will take occupancy by March 31, 1999. In addition, the property's leasing team is actively negotiating with an existing tenant that occupies approximately 16,300 square feet to expand its space by a total of 7,500 square feet. This expansion is expected to be completed by December 31, 1999. In order to accommodate this expansion, it will be necessary to relocate several tenants to other locations within the Mall. These relocations and the increase in leasing activity are all part of an effort to improve the quality of the tenant mix at DeVargas Mall. As previously reported, the property's leasing team had been negotiating with two prospective tenants for the 27,023 square feet formerly occupied by a soft goods anchor tenant that closed its store in July 1997. During the first quarter, a lease was signed with one of these prospective tenants, Office Depot, to occupy 29,615 square feet. To provide for the larger Office Depot store size requirements, one tenant formerly occupying 15,000 square feet downsized its operations by approximately 10,000 square feet and relocated to another area within the Mall. The Office Depot store opened for business during the current quarter. During the next 12 months, eight leases representing a total of approximately 22,000 square feet, or approximately 9% of the Mall's total rentable area, come up for renewal. The property's leasing team expects most of these tenants to renew their leases. As previously reported, Montgomery Ward closed its store that abuts DeVargas Mall as part of a Chapter 11 bankruptcy filing made last summer and had undertaken plans to sell its store and the related land. During the fourth quarter of fiscal 1998, a major grocery chain which is a 39,000 square foot anchor tenant at DeVargas Mall purchased the former Montgomery Ward location and plans to relocate to the Montgomery Ward site. The grocery tenant plans to demolish the existing Montgomery Ward building and replace it with their new 55,000 square foot prototypical Super Store which is expected to open in the fall of 1999. The DeVargas property was unable to accommodate this tenant's expansion plans for a 55,000 square foot store at their current location. Nonetheless, the planned grocery tenant relocation will result in a unified center because the Montgomery Ward and DeVargas properties have cross-easements, and it is also expected to have a positive impact on the long-term value of the DeVargas Mall because the changes should result in additional destination shopper traffic to the Mall, add an additional retailer to the current tenant mix once the grocery tenant's space is re-leased, and allow for the future re-leasing of retail spaces at higher rents than the rates paid by former tenants. The property's leasing team will work with the grocery tenant to secure a new tenant to occupy its space when they close their store in the fall of 1999. Funding for required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under certain lines of credit provided by the Partnership's co-venture partner. At the beginning of fiscal 1998, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. On May 26, 1998, the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999.

      At December 31, 1998, the Partnership and its consolidated joint ventures had available cash and cash equivalents of approximately $6,494,000. These funds will be utilized for the working capital requirements of the Partnership, distributions to partners, refinancing costs and debt service payments related to the Partnership's remaining zero coupon loan, if necessary under the terms of the original zero coupon loan agreement or any future modification thereof, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated prior to the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
Three Months Ended December 31, 1998
------------------------------------

      The Partnership reported a net loss of $134,000 for the three months ended December 31, 1998, as compared to a net loss of $194,000 for the same period in the prior year. This decrease of $60,000 in the Partnership's net loss was primarily a result of an increase in the Partnership's share of unconsolidated ventures' income of $81,000. The favorable change in the Partnership's share of unconsolidated ventures' operating results was primarily due to the sale of the One Paragon Place Office Building on January 30, 1998, as discussed further above. The One Paragon Place joint venture had a net operating loss of $45,000 during the prior three-month period. In addition, the Partnership's share of the net income from the DeVargas joint venture increased by $36,000 for the current three-month period mainly due to the method of allocating income in accordance with the joint venture agreement.

      The favorable change in the Partnership's share of unconsolidated ventures' income was partially offset by a $23,000 increase in the Partnership's operating loss. The increase in the Partnership's operating loss was primarily the result of a decrease in rental income and expense reimbursements from the Willow Grove Apartments due to the sale of the property. The Partnership's operating loss also increased due to the decrease in rental income and expense reimbursements from the consolidated Colony Plaza property. The decrease in rental income and expense reimbursements at Colony Plaza was primarily due to a reduction in shop space occupancy compared to the same period in the prior year related to the anchor tenant vacancies discussed further above. The decrease in rental income and expense reimbursements was partially offset by an increase in interest income earned on the Partnership's cash reserves. Interest income increased partly due to interest earned on the proceeds from the sale of the Willow Grove Apartments, which were temporarily invested pending the special distribution to the Limited Partners which was made on August 25, 1998.

Nine Months Ended December 31, 1998
-----------------------------------

      The Partnership reported net income of $2,878,000 for the nine months ended December 31, 1998, as compared to a net loss of $472,000 for the same period in the prior year. This favorable change of $3,350,000 in the Partnership's net operating results was primarily due to the gain from the sale of the Willow Grove Apartments. As noted above, the consolidated Willow Grove operating investment property was sold on August 13, 1998, and the Partnership recorded a gain of $3,469,000 on the sale. The gain recognized on the sale of Willow Grove was partially offset by an increase in the Partnership's operating loss of $378,000. The increase in the Partnership's operating loss was primarily the result of a decrease in rental income and expense reimbursements from the consolidated Colony Plaza property and an increase in interest expense related to the Colony Plaza debt obligation, which is accruing interest at a default rate of 15%, as discussed further above. The decrease in rental income and expense reimbursements was also due to the sale of the Willow Grove Apartments. The decrease in rental income and expense reimbursements at Colony Plaza was primarily due to a reduction in shop space occupancy compared to the same period in the prior year related to the anchor tenant vacancies discussed further above. The decrease in rental income and expense reimbursements and the increase in interest expense were partially offset by an increase in interest income earned on the Partnership's cash reserves. Interest income increased partly due to interest earned on the proceeds from the sale of the Willow Grove Apartments, which were temporarily invested pending the special distribution to the Limited Partners which was made on August 25, 1998.

      A favorable change of $259,000 in the Partnership's share of unconsolidated ventures' income (losses) also contributed to the Partnership's improved net operating results for the current nine-month period. The favorable change in the Partnership's share of unconsolidated ventures' operating results was primarily due to the sale of the One Paragon Place Office Building on January 30, 1998, as discussed further above. The One Paragon Place joint venture had a net operating loss of $258,000 during the prior nine-month period.

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



Dated:  February 9, 1999