Form 10-K405
period 1999-03-31
PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
filed 1999-06-29
CIK 814460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED MARCH 31, 1999

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
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
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

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                   Form 10-K Reference
---------                                                   -------------------
Prospectus of registrant dated                                    Part IV
January 4, 1988, as supplemented

Current Report on Form 8-K
of Registrant dated August 13, 1998                               Part IV

            PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                1999 FORM 10-K

                              TABLE OF CONTENTS


Part   I                                                                Page

Item  1     Business                                                    I-1

Item  2     Properties                                                  I-3

Item  3     Legal Proceedings                                           I-3

Item  4     Submission of Matters to a Vote of Security Holders         I-3


Part  II

Item  5     Market for the Partnership's Limited Partnership
              Interests and   Related Security Holder Matters           II-1

Item  6     Selected Financial Data                                     II-1

Item  7     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                     II-2

Item  7A    Market Risk Disclosures                                     II-7

Item  8     Financial Statements and Supplementary Data                 II-7

Item  9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      II-7


Part III

Item  10    Directors and Executive Officers of the Partnership         III-1

Item  11    Executive Compensation                                      III-2

Item  12    Security Ownership of Certain Beneficial Owners
               and Management                                           III-2

Item  13    Certain Relationships and Related Transactions              III-3


Part  IV

Item  14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       IV-1

Signatures                                                              IV-2

Index to Exhibits                                                       IV-3

Financial Statements and Supplementary Data                       F-1 to F-39

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

      As of March 31, 1999, the Partnership owned, through joint venture partnerships, interests in the operating properties set forth in the following table:

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

      The Partnership originally owned interests in four operating investment properties. On January 30, 1998, Richmond Paragon Partnership, a joint venture in which the Partnership had in interest, sold the property known as the One Paragon Place Office Building, located in Richmond, Virginia, to an unrelated third party for $16.5 million. The sale generated net proceeds of approximately $8.1 million after the assumption of the outstanding first mortgage loan of approximately $8.5 million, the release of certain lender escrow accounts totalling approximately $555,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership received 100% of the net proceeds in accordance with the terms of the joint venture agreement.

      On August 13, 1998, Portland Pacific Associates Two, a joint venture in the Partnership had an interest, sold the property known as the Willow Grove Apartments, located in Beaverton, Oregon. The Willow Grove property was sold to an unrelated third party for $7,137,000. The Partnership received net proceeds of approximately $3,406,000 in connection with the sale after the assumption of the outstanding mortgage loan secured by the property of approximately $3,468,000, closing costs of approximately $168,000 and closing proration adjustments of approximately $95,000.

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

      Through March 31, 1999, the Limited Partners had received cumulative cash distributions of approximately $35,854,000, or $738 per original $1,000 investment for the Partnership's earliest investors. Of the total cash distributions to date, $510 reflects distributions from operations and $228 reflects the return of capital from the following sale transactions: $160 from the sale of the One Paragon Place property, which was distributed to the Limited Partners in February 1998, and $68 from the sale of the Willow Grove Apartments, which was distributed to the Limited Partners in August 1998. Quarterly distributions were paid at the rate of 8% per annum on invested capital from inception through the quarter ended September 30, 1991. The distributions were reduced to 5% per annum effective for the quarter ended December 31, 1991 and were paid at that rate through the quarter ended June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. With the sale of One Paragon Place on January 30, 1998, the Partnership's earnings rate decreased because of the reduction in cash flow to the Partnership. The annualized earnings rate changed from 2.5% to 1.75% on a Limited Partner's remaining capital account. The annual distribution rate was adjusted beginning with the payment made on August 14, 1998, for the quarter ended June 30, 1998. A substantial portion of the distributions paid to date has been sheltered from current federal income tax liability. In addition, the Partnership retains an ownership interest in two out of its four original investment properties.

      As of March 31, 1999, the Partnership's portfolio of real estate investments consists of two retail shopping centers. Management is currently focusing on potential disposition strategies for the two remaining investments. As discussed further in Item 7, the Partnership is currently in default of the mortgage loan secured by the Colony Plaza Shopping Center. At the present time it appears likely that the Partnership will have to relinquish its ownership of the property to the mortgage holder along with the majority of the cash flow generated by the property during the default period, in order to satisfy the obligation to the lender. Although no assurances can be given, it is currently contemplated that dispositions of the Partnership's remaining assets could be completed by the end of calendar year 1999.

      Both of the Partnership's remaining investment properties are located in real estate markets in which they face significant competition for the revenues they generate. The Partnership's shopping centers compete for long-term commercial tenants with numerous projects of similar type generally on the basis of price, location and tenant improvement allowances.

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

      The managing general partner of the Partnership is Third Equity Partners, Inc. (the "Managing General Partner"), a wholly owned subsidiary of PWI. The associate general partners of the Partnership (the "Associate General Partners") are PaineWebber Partnerships, Inc., a wholly owned subsidiary of PaineWebber, and Properties Associates 1988, L.P., a Virginia limited partnership. The general partner of Properties Associates 1988, L.P. is PAM Inc., a wholly owned subsidiary of PWPI. The officers of PaineWebber Partnerships, Inc. and PAM Inc. are also officers of the Managing General Partner.

      The terms of transactions between the Partnership and affiliates of the Managing General Partner are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

      At March 31, 1999, the Partnership had interests in two operating properties through joint venture partnerships. These joint venture partnerships and the related properties are referred to under Item 1 above to which reference is made for the name, location and description of the properties.

      Occupancy figures for each fiscal quarter during 1999, along with an average for the year, are presented below for each property in which the Partnership had an interest during fiscal 1999.

                                           Percent Occupied At
                                 ----------------------------------------------
                                                                        Fiscal
                                                                        1999
                                 6/30/98     9/30/98  12/31/98  3/31/99 Average
                                 -------     -------  --------  ------- -------

DeVargas Mall                     90%         90%       91%       91%      91%

Colony Plaza Shopping Center      52%         52%       52%       52%      52%

Willow Grove Apartments  (1)      92%          N/A       N/A      N/A      N/A

(1) As discussed further in Item 1, the Willow Grove Apartments was sold on August 13, 1998.

Item 3.  Legal Proceedings

      The Partnership is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

      At March 31, 1999, there were 3,225 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. Upon request, the Managing General Partner will endeavor to assist a Unitholder desiring to transfer his Units and may utilize the services of PWI in this regard. The price to be paid for the Units will be subject to negotiation by the Unitholder. The Managing General Partner will not redeem or repurchase Units.

      Reference is made to Item 6 below for a discussion made to the Limited Partners during fiscal 1999.

Item 6. Selected Financial Data

              PaineWebber Equity Partners Three Limited Partnership
          For the years ended March 31, 1999, 1998, 1997, 1996 and 1995
                     (in thousands except for per Unit data)

                                         Years ended March 31,
                         ------------------------------------------------------

                           1999       1998            1997       1996     1995
                           ----       ----            ----       ----     ----


Revenues                 $  2,309    $  2,513        $ 2,595    $ 2,478   $ 1,450

Operating loss           $   (862)   $ (1,996) (1)   $  (110)   $  (654)  $(1,420)

Partnership's share
 of unconsolidated
 ventures' income
 (losses)                $    281    $   (555)       $  (361)   $   581   $   593

Gain on sale of
  operating investment
  property               $  3,469           -              -          -         -

Partnership's share
  of gain on sale of
  unconsolidated
  operating investment
  property                      -    $  2,465              -          -         -

Net income (loss)        $  2,888    $    (86)       $  (471)   $   (73)  $  (827)

Per Limited
 Partnership Unit:
   Net income (loss)     $  56.63    $  (1.69)       $ (9.23)   $ (1.42)  $(16.21)

  Cash distributions
   from operations       $  16.99    $  25.00        $ 20.00    $ 20.00   $ 35.00

  Cash distributions
    from capital
    transactions         $ 68.00     $ 160.00              -          -         -

Notes payable and
 accrued interest        $11,486     $ 13,432        $12,043    $11,255   $16,707

Total assets             $21,781     $ 25,101        $33,205    $33,885   $40,333

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

Liquidity and Capital Resources
-------------------------------

      The Partnership offered Units of Limited Partnership Interests to the public from January 1988 to September 1989 pursuant to a Registration Statement filed under the Securities Act of 1933. The offering raised gross proceeds of approximately $50,468,000. The Partnership also received $10,500,000 during the initial acquisition period from the proceeds of zero coupon loans, as discussed further below and in Note 6 to the accompanying financial statements. The loan proceeds, net of financing expenses of $352,000, were used to pay offering and organization costs, acquisition fees, and acquisition-related expenses of the Partnership, in addition to financing a portion of the Partnership's cash reserves. The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. As of March 31, 1999, the Partnership retained its ownership interest in two out of these four properties, both of which are retail shopping centers.

      In light of the continued strength in the national real estate market and the current liquidity in the capital markets for investment in real estate in general, management believes that this is an opportune time to sell the Partnership's portfolio of properties. As a result, management is currently focusing on potential disposition strategies for the remaining investments in the Partnership's portfolio. As discussed further below, marketing efforts for the sale of the Willow Grove Apartments commenced during the quarter ended June 30, 1998, and the sale of the property closed during the quarter ended September 30, 1998. With regard to the two remaining retail properties, management continues to work with the property leasing and management team at DeVargas Mall on its efforts to improve occupancy levels and enhance the market position of this property. Despite similar efforts for the Colony Plaza Shopping Center, the Partnership has been unable to improve the market value of this property. As a result and as noted below, it is highly likely that the lender will pursue foreclosure proceedings. Although there are no assurances, it is currently contemplated that the disposition of the Partnership's remaining assets could be completed before the end of calendar year 1999. The disposition of the two remaining real estate investments would be followed by the liquidation of the Partnership.

      On August 13, 1998, Portland Pacific Associates Two sold the Willow Grove Apartments, located in Beaverton, Oregon, to an unrelated third party for $7,137,000. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties. Sales materials were prepared, and an extensive marketing campaign began in May 1998. As a result of those efforts, ten offers to purchase Willow Grove were received. The prospective purchasers were then requested to submit best and final offers. Four of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and signed on July 3, 1998. After the prospective buyer completed its due diligence work, a sale transaction was completed on August 13, 1998. The Partnership received net proceeds of approximately $3,406,000 in connection with the sale after the assumption of the outstanding mortgage loan secured by the property of approximately $3,468,000, closing costs of approximately $168,000 and closing proration adjustments of approximately $95,000. As a result of the sale of the Willow Grove Apartments, a Special Distribution of $68 per original $1,000 investment was made on August 25, 1998 to the Limited Partners of record as of August 13, 1998.

      As previously reported, the Partnership's zero coupon loan which is secured by the Colony Plaza Shopping Center matured on December 28, 1996, at which time approximately $8,290,000 became due. Although the Partnership did not make the scheduled payment upon maturity, no formal default notices have been issued by the lender to date. The Partnership has been diligently pursuing a restructuring of the first mortgage loan secured by Colony Plaza Shopping Center and has continued to focus on completing negotiations with the lender. Such negotiations have been complicated by the leasing status of the Colony Plaza property. As of March 31, 1999, the Colony Plaza Shopping Center in Augusta, Georgia was 89% leased and 52% occupied, which compares with 93% and 32% respectively, as of the end of the prior year. As previously reported, Wal-Mart closed its 82,000 square foot store at Colony Plaza in the second quarter of fiscal 1997 to open a "Supercenter" store at a new location in the Augusta market. Although Wal-Mart remains obligated to pay rent and its share of operating expenses at Colony Plaza through the term of its lease, which expires in March 2009, the loss of the Center's principal anchor tenant has adversely affected the Partnership's ability to retain existing tenants and to lease vacant space at the center. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 in the amount of $1,204,000 to write down the carrying value of the Colony Plaza operating investment property to management's estimate of its current fair value. In addition, Food Max, the Center's 47,990 square foot grocery store tenant, closed its store on December 1, 1996. However, in April 1998, Food Lion opened its store at Colony Plaza in the former Food Max premises after spending a significant amount of its own funds for its new prototype store in this market. While the Food Max store has been replaced by Food Lion, the Partnership has been unable to secure major new leases for the former Wal-Mart space. In addition, another major tenant, Goody's, had a May 31, 1999 lease expiration and plan to vacate their 35,200 square feet of space at Colony Plaza subsequent to year-end to relocate to a newly constructed store at another site in the market area. Goody's new store will not be ready for occupancy until July 1999, so the tenant has negotiated a month-to-month renewal of their lease but is expected to vacate by July 31, 1999. As a result, the stability of the Center's future rental income remains uncertain, which does not allow the Partnership to negotiate an economically viable refinancing agreement with the current lender or to refinance the current loan balance with a new third-party financing source. The fair market value of the property at its current leasing level is substantially below the amount of the accrued interest and principal owed to the mortgage lender. Consequently, on March 24, 1999, the Partnership notified the lender that it was prepared to either transfer ownership title for Colony Plaza Shopping Center to the lender in lieu of a foreclosure action or to assist the lender in a sale of the property to a third party. At the present time, the Partnership is actively negotiating a settlement agreement with the lender whereby the Partnership would relinquish its ownership of the property to the mortgage holder, along with the majority of the cash flow generated by the property since the December 1996 maturity date (approximately $2 million), in order to satisfy the obligation to the lender.

      The DeVargas Mall, a 248,000 square foot retail center located in Santa Fe, New Mexico, was 92% leased and 91% occupied as of March 31, 1999. During fiscal 1999, the DeVargas property had an average occupancy level of 91%, as compared to an average of 86% for the prior year. The property's leasing team is actively negotiating with an existing tenant that occupies approximately 16,300 square feet to expand its space by a total of 7,500 square feet. In order to accommodate this expansion, it would be necessary to relocate several tenants to other locations within the Mall. These relocations and the increase in leasing activity are all part of an effort to improve the quality of the tenant mix at DeVargas Mall. As previously reported, the property's leasing team had been negotiating with two prospective tenants for the 27,023 square feet formerly occupied by a soft goods anchor tenant that closed its store in July 1997. During the first quarter of fiscal 1999, a lease was signed with one of these prospective tenants, Office Depot, to occupy 29,615 square feet. To provide for the larger Office Depot store size requirements, one tenant formerly occupying 15,000 square feet downsized its operations by approximately 10,000 square feet and relocated to another area within the Mall. The Office Depot store opened for business in December 1998. During the next 12 months, thirteen leases representing a total of approximately 23,195 square feet, or approximately 9.5% of the Mall's total rentable area, come up for renewal. The property's leasing team is working with these tenants on renewals of their leases.

      As previously reported, Albertson's, a major grocery chain that currently operates a 39,000 square foot grocery store at DeVargas Mall, acquired the Montgomery Ward site which abuts DeVargas Mall. Albertson's planned expansion to build their new 55,000 square foot prototypical Super Store is expected to have a positive impact on the long-term value of DeVargas Mall. The leasing changes noted above should increase destination shopper traffic to the Mall. Also, an additional retailer is expected to be added to the current tenant mix once the former Albertson's space is re-leased. The Partnership and its co-venture partner, which must both agree regarding any major decisions, are currently discussing the appropriate timing for the marketing and sale of the DeVargas property.

      Funding for required tenant improvements for the leasing activity at DeVargas has been accomplished by means of advances under certain lines of credit provided by the Partnership's co-venture partner. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. On May 26, 1998 the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999. The loan had an outstanding balance of $4,984,000 as of December 31, 1998. On April 15, 1999, the venture executed an additional extension of the loan. The maturity date was extended to June 1, 2000 under identical terms.

      At March 31, 1999, the Partnership and its consolidated joint venture had available cash and cash equivalents of approximately $6,895,000. Such cash includes the cash flow from the operations of the Colony Plaza property since the date of the  December  1996  debt  maturity.  As  discussed  further  above, approximately $2 million of this cash is expected to be transferred to the Colony Plaza mortgage lender as part of the settlement of that debt obligation. The remaining balance of the cash and cash equivalents will be utilized for the working capital requirements of the Partnership, distributions to partners, and to fund capital enhancements and tenant improvements for the operating investment properties in accordance with the respective joint venture agreements. The source of future liquidity and distributions to the partners is expected to be from cash generated by the Partnership's income-producing properties and from the proceeds received from the sale or refinancing of such properties. Such sources of liquidity are expected to be sufficient to meet the Partnership's needs on both a short-term and long-term basis.

      As noted above, the Partnership expects to be liquidated by the end of calendar 1999. Notwithstanding this, the Partnership believes that it has made all necessary modifications to its existing systems to make them year 2000 compliant and does not expect that additional costs associated with year 2000 compliance, if any, will be material to the Partnership's results of operations or financial position.

Results of Operations
1999 Compared to 1998
---------------------

      The Partnership reported net income of $2,888,000 for the year ended March 31, 1999, as compared to a net loss of $86,000 for the prior year. This favorable change of $2,974,000 in the Partnership's net operating results was primarily due to the gain realized from the sale of the Willow Grove Apartments in fiscal 1999. As noted above, the consolidated Willow Grove operating investment property was sold on August 13, 1998, and the Partnership recorded a gain of $3,469,000 on the sale, which exceeded the $2,465,000 gain on the sale of the One Paragon Place Office Building in the prior year. In addition, the Partnership's operating loss decreased by $1,134,000. The decrease in the Partnership's operating loss was primarily the result of the impairment loss of $1,204,000 recognized on the Colony Plaza operating property in fiscal 1998, as discussed further above. In addition, interest and other income increased by $104,000 primarily due to interest earned on the proceeds from the sale of the Willow Grove Apartments, which were temporarily invested pending the special distribution to the Limited Partners which was made on August 25, 1998. The decrease in impairment loss and the increase in interest and other income were partially offset by an increase of $92,000 in interest expense related to the Colony Plaza debt obligation, which is accruing interest at a default rate of 15%, compounded semi-annually. In addition, rental income and expense reimbursements decreased by $308,000 due to the sale of the consolidated Willow Grove Apartments on August 13, 1998.

      A favorable change of $836,000 in the Partnership's share of unconsolidated ventures' income (losses) also contributed to the Partnership's improved net operating results for the current year. The favorable change in the Partnership's share of unconsolidated ventures' operating results was primarily due to the sale of the One Paragon Place Office Building on January 30, 1998. The One Paragon Place joint venture had a net operating loss of $812,000 during fiscal 1998. In addition, the Partnership's share of unconsolidated venture's income from the DeVargas Center increased by $24,000 primarily due to a decrease in repairs and maintenance expense during fiscal 1999.

1998 Compared to 1997
---------------------

      The Partnership reported a net loss of $86,000 for the year ended March 31, 1998, as compared to a net loss of $471,000 in fiscal 1997. This favorable change of $385,000 in the Partnership's net operating results was primarily due to the $2,465,000 recognized as the Partnership's share of the gain from the sale of the One Paragon Place Office Building on January 30, 1998. The Partnership's share of the gain recognized on the sale of One Paragon Place was partially offset by an increase in the Partnership's operating loss of $1,886,000 and an increase in the Partnership's share of unconsolidated ventures' losses of $194,000. The Partnership's operating loss increased primarily as a result of an impairment loss of $1,204,000 recognized on the Colony Plaza operating property in fiscal 1998 and an increase in interest expense of $591,000 related to the accrual of default interest on the Colony Plaza debt obligation, as discussed further above. A decline in rental income and expense reimbursements from the consolidated joint ventures of $202,000 when compared to fiscal 1997 also contributed to the increase in the Partnership's operating loss in fiscal 1998. Rental income and expense reimbursements decreased at the consolidated Colony Plaza property due to a reduction in shop space occupancy related to the anchor tenant vacancies discussed further above. The impairment loss, the increase in interest expense and the decrease in rental income and expense reimbursements were partially offset by an increase in interest and other income of $120,000 during fiscal 1998. Interest and other income increased due to interest earned on the proceeds from the sale of One Paragon Place, which were temporarily invested pending the special distribution to the Limited Partners which was made in February 1998, and due to an increase in the Partnership's cash reserve balances.

      The increase in the Partnership's share of unconsolidated ventures' losses was mainly due to the inclusion of the net loss from the One Paragon Place joint venture for January 1998 in the fiscal 1998 results. The joint venture's operating results for January 1998 included the write-off of $543,000 in deferred financing costs prior to the sale of the property. In addition, increases in interest and depreciation expense of $84,000 and $119,000, respectively, at the DeVargas joint venture also contributed to the increase in the Partnership's share of ventures' losses during fiscal 1998. Interest expense increased as a result of an increase in the average outstanding principal balance of the capital and tenant improvement loan payable by the DeVargas joint venture. Depreciation expense increased due to fiscal 1997 and 1998 improvements being placed into service. The impact of the write-off of deferred fees at One Paragon Place and the increase in interest and depreciation expense at DeVargas was partially offset by an increase in combined rental income. Revenues were higher at One Paragon Place as a result of an increase in rental rates on new leases signed during fiscal 1998. Rental revenues at DeVargas Mall increased by $372,000 as a result of the addition of two new tenants during the second half of fiscal 1997.

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

      Impact of Joint Venture Structure. The ownership of the DeVargas Mall through a joint venture partnership could adversely impact the timing of the Partnership's planned disposition of that asset and the amount of proceeds received from such a disposition. It is possible that the Partnership's co-venture partner could have economic or business interests which are inconsistent with those of the Partnership. Given the rights which both parties have under the terms of the joint venture agreement, any conflict between the partners could result in delays in completing a sale of the related operating property and could lead to an impairment in the marketability of the property to third parties for purposes of achieving the highest possible sale price. In the case of the Colony Plaza property, the other joint venture interest is held by the Managing General Partner of the Partnership as a result of certain prior assignment transactions. No such conflicts should exist on this investment.

      Availability of a Pool of Qualified Buyers. The availability of a pool of qualified and interested buyers for the Partnership's remaining assets is critical to the Partnership's ability to realize the estimated fair market values of such properties at the time of their final dispositions. Demand by buyers of retail properties is affected by many factors, including the size, quality, age, condition and location of the subject property, the quality and stability of the tenant roster, the terms of any long-term leases, potential environmental liability concerns, the existing debt structure, the liquidity in the debt and equity markets for asset acquisitions, the general level of market interest rates and the general and local economic climates.

Inflation
---------

      The Partnership completed its eleventh full year of operations in fiscal 1999. The effects of inflation and changes in prices on the Partnership's operating results to date have not been significant.

      Inflation in future periods may increase revenues as well as operating expenses at the Partnership's operating investment properties. Most of the existing leases with tenants at the Partnership's two commercial investment properties contain rental escalation and/or expense reimbursement clauses based on increases in tenant sales or property operating expenses. Such increases in rental income would be expected to at least partially offset the corresponding increases in Partnership and property operating expenses resulting from inflation. As noted above, both the DeVargas Mall and the Colony Plaza Shopping Center presently have a significant amount of unleased space. During a period of significant inflation, increased operating expenses attributable to space which remained unleased at such time would not be recoverable and would adversely affect the Partnership's net cash flow.

Item 7A.  Market Risk Disclosures

      As discussed further in the notes to the accompanying financial statements, the Partnership's financial instruments are limited to cash and cash equivalents and mortgage notes payable. The cash equivalents are invested exclusively in short-term money market instruments and the long-term debt consists exclusively of fixed rate obligations. The Partnership does not invest in derivative financial instruments or engage in hedging transactions. In light of these facts, and due to the Partnership's expected liquidation by the end of calendar year 1999, management does not believe that the Partnership's financial instruments have any material exposure to market risk factors.

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

(a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:
                                                                    Date elected
  Name                        Office                          Age    to Office
  ----                        ------                          ---    ---------

Bruce J. Rubin          President and Director                39     8/22/96
Terrence E. Fancher     Director                              45     10/10/96
Walter V. Arnold        Senior Vice President and Chief
                          Financial Officer                   51     2/27/87 *
David F. Brooks         First Vice President and
                          Assistant Treasurer                 56     2/27/87 *
Thomas W. Boland        Vice President and Controller         36     12/1/91

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

      Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended March 31, 1999, all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

      The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

      The General Partners are entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described in
Item 13.

      The Partnership paid cash distributions to the Limited Partners on a quarterly basis at a rate of 5% per annum on invested capital from October 1, 1991 to June 30, 1994. Starting with the quarter ended September 30, 1994 and through the quarter ended December 31, 1996, cash distributions were paid at a rate of 2% per annum on invested capital. Effective for the quarter ended March 31, 1997, the distribution rate was increased to 2.5% per annum. With the sale of the One Paragon Place property in January 1998, the Partnership's annualized earnings rate changed from 2.5% to 1.75% on a Limited Partner's remaining capital account. The annual distribution rate was adjusted beginning with the payment made on August 14, 1998, for the quarter ended June 30, 1998. However, the Partnership's Limited Partnership Units are not actively traded on any organized exchange and, accordingly, no accurate price information exists for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

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

      In connection with the acquisition of properties, PWPI received acquisition fees totalling 5% of the gross proceeds from the sale of Partnership Units. PWPI earned acquisition fees totalling approximately $2,523,000. Acquisition fees have been capitalized as part of the cost of the investment on the accompanying balance sheets.

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

      An affiliate of the Managing General Partner performs certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended March 31, 1999 is $97,000, representing reimbursements to this affiliate of the Managing General Partner for providing such services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $11,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the year ended March 31, 1999. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

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

         (b) No reports on Form 8-K were filed during the last quarter of fiscal 1999.

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


Dated:  June 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



By:/s/ Bruce J. Rubin                 Date:  June 28, 1999
   ---------------------------               -------------
   Bruce J. Rubin
   Director




By:/s/ Terrence E. Fancher           Date:  June 28, 1999
   ---------------------------              -------------
   Terrence E. Fancher
   Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

              PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP


                                INDEX TO EXHIBITS

                                                     Page Number in the Report
Exhibit No.   Description of Document                Or Other Reference
-----------   -----------------------                ------------------

(3) and (4)   Prospectus of the Partnership          Filed with the Commission pursuant
              dated January 4, 1988, as              to Rule 424(c) and incorporated
              supplemented, with particular          herein by reference.
              reference to the Restated
              Certificate and Agreement of
              Limited Partnership


(10)          Material contracts previously          Filed with the Commission pursuant
              filed as exhibits to registration      to Section  13 or  15(d) of the
              statements and amendments thereto      Securities Act of 1934 and
              of the registrant together with all    incorporated herein  by reference.
              such contracts filed as exhibits of
              previously filed Forms 8-K and Forms
              10-K are hereby incorporated herein
              by reference.


(13)          Annual Report to Limited Partners      No Annual Report for fiscal year
                                                     1999  has  been  sent to the Limited
                                                     Partners.  An Annual Report will be
                                                     sent to the Limited Partners
                                                     subsequent to this filing.


(22)          List of subsidiaries                   Included  in  Item I of Part I of his
                                                     Report  Page  I-1,  to which eference
                                                     is hereby made.

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


                           ANNUAL REPORT ON FORM 10-K
                      Item 14(a)(1) and (2) and Item 14(d)

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Reference
                                                                       ---------
PaineWebber Equity Partners Three Limited Partnership:

  Reports of independent auditors                                          F-2

  Consolidated balance sheets as of March 31, 1999 and 1998                F-4

  Consolidated statements of operations for the years ended
    March 31, 1999, 1998 and 1997                                          F-5

  Consolidated statements of changes in partners' capital (deficit)
    for the years ended March 31, 1999, 1998 and 1997                      F-6

  Consolidated statements of cash flows for the years ended
    March 31, 1999, 1998 and 1997                                          F-7

  Notes to consolidated financial statements                               F-8

  Schedule III - Real Estate and Accumulated Depreciation                  F-22

DeVargas Center Joint Venture:

  Report of independent auditors                                           F-23

  Balance sheets as of December 31, 1998 and 1997                          F-24

  Statements of operations for the years ended December 31, 1998,
   1997 and 1996                                                           F-25

  Statements  of changes in partners'  capital for the years ended
    December 31, 1998,  1997 and 1996                                      F-26

  Statements of cash flows for the years ended December 31, 1998,
     1997 and 1996                                                         F-27

  Notes to financial statements                                            F-28

Richmond Paragon Partnership:

  Report of independent auditors                                           F-31

  Balance sheets as of December 31, 1997 and 1996                          F-32

  Statements of income for the years ended December 31, 1997, 1996
    and 1995                                                               F-33

  Statements of venturers' capital for the years ended December 31,
    1997, 1996 and 1995                                                    F-34

  Statements of cash flows for the years ended December 31, 1997,
    1996 and 1995                                                          F-35

  Notes to financial statements                                            F-36

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

                             REPORT OF INDEPENDENT AUDITORS



To The Partners
PaineWebber Equity Partners Three Limited Partnership:

     We have audited the accompanying consolidated balance sheets of PaineWebber Equity Partners Three Limited Partnership as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the DeVargas Center Joint Venture (a joint venture in which the Partnership has a 76.68% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for the DeVargas Center Joint Venture, it is based solely on their report. In the consolidated financial statements, the Partnership's investment in the DeVargas Center Joint Venture is stated at $5,930,000 and $6,513,000, respectively, at March 31, 1999 and March 31, 1998, and the Partnership's equity in the net income of the DeVargas Center Joint Venture is stated at $298,000, $274,000 and $251,000, respectively, for each of the three years in the period ended March 31, 1999.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaineWebber Equity
Partners Three Limited Partnership at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                /s/ERNST & YOUNG LLP
                                --------------------
                                ERNST & YOUNG LLP



Boston, Massachusetts
June 18, 1999

                              Deloitte & Touche LLP
                                   Suite 2300
                                 333 Clay Street
                            Houston, Texas 77002-4196




                          INDEPENDENT AUDITORS' REPORT




DeVargas Center Joint Venture:

      We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1998 and 1997, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                            /s/ DELOITTE & TOUCHE LLP
                            -------------------------
                            DELOITTE & TOUCHE LLP






March 5, 1999,
except for Note 7,
as to which the
date is June 1, 1999

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 1998
                    (In thousands, except for per Unit data)

                                     ASSETS

                                                         1999           1998
                                                         ----           ----
Operating investment properties, at cost:
   Land                                              $   3,281     $    3,769
   Building and improvements                             8,241         12,926
                                                     ---------     ----------
                                                        11,522         16,695
   Less accumulated depreciation                        (2,736)        (4,061)
                                                     ---------     ----------
                                                         8,786         12,634

Investment in unconsolidated joint venture, at equity    5,930          6,513
Cash and cash equivalents                                6,895          5,746
Accrued interest and other receivables                     159             97
Prepaid expenses                                             6              7
Deferred expenses (net of accumulated
   amortization of $57 and $101
   in 1999 and 1998, respectively)                           5            104
                                                     ---------     ----------
                                                     $  21,781     $   25,101
                                                     =========     ==========

                             LIABILITIES AND PARTNERS' CAPITAL

Notes payable and accrued interest, including
   amounts in default                                $  11,486     $   13,432
Accounts payable and accrued expenses                       52            140
Tenant security deposits                                    10             10
Accrued real estate taxes                                    -             13
Advances from consolidated ventures                        240            103
                                                     ---------     ----------
      Total liabilities                                 11,788         13,698

Partners' capital:
  General Partners:
   Capital contributions                                     1              1
   Cumulative net income (loss)                             24             (6)
   Cumulative cash distributions                          (252)          (243)

  Limited Partners ($1,000 per unit;
     50,468 Units issued):
   Capital contributions, net of offering costs         43,669         43,669
   Cumulative net income (loss)                          2,405           (453)
   Cumulative cash distributions                       (35,854)       (31,565)
                                                     ---------     ----------
      Total partners' capital                            9,993         11,403
                                                     ---------     ----------
                                                     $  21,781     $   25,101
                                                     =========     ==========







                                  See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended March 31, 1999, 1998 and 1997
                    (In thousands, except for per Unit data)

                                                1999         1998       1997
                                                ----         ----       ----

Revenues:
   Rental income and expense reimbursements    $1,870     $ 2,178      $2,380
   Interest and other income                      439         335         215
                                               ------     -------      ------
                                                2,309       2,513       2,595

Expenses:
   Loss on impairment of operating
     investment property                            -       1,204           -
   Interest expense                             1,885       1,793       1,202
   Depreciation expense                           379         493         498
   Property operating expenses                    501         541         520
   Real estate taxes                              149         163         155
   General and administrative                     251         301         314
   Amortization expense                             6          14          16
                                               ------     -------      ------
                                                3,171       4,509       2,705
                                               ------     -------      ------

Operating loss                                   (862)     (1,996)       (110)

Gain on sale of operating investment
  property                                      3,469           -           -

Partnership's share of unconsolidated
   ventures' income (losses)                      281        (555)       (361)

Partnership's share of gain on sale of
   unconsolidated operating investment
   property                                         -       2,465           -
                                               ------     -------      ------
Net income (loss)                              $2,888     $   (86)     $ (471)
                                               ======     =======      ======

Net income (loss) per Limited
 Partnership Unit                              $56.63     $ (1.69)     $(9.23)
                                               ======     =======      ======

Cash distributions per Limited
  Partnership Unit                             $84.99     $185.00      $20.00
                                               ======     =======      ======

      The above per Limited Partnership Unit information is based upon the 50,468 Limited Partnership Units outstanding during each year.













                             See accompanying notes.

                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the years ended March 31, 1999, 1998 and 1997
                                 (In thousands)

                                     General         Limited
                                     Partners        Partners      Total
                                     --------        --------      -----

Balance at March 31, 1996            $   (218)       $22,548       $22,330

Cash distributions                        (11)        (1,009)       (1,020)

Net loss                                   (5)          (466)         (471)
                                     --------        --------      -------

Balance at March 31, 1997                (234)        21,073        20,839

Cash distributions                        (13)        (9,337)       (9,350)

Net loss                                   (1)           (85)          (86)
                                     --------        --------      -------
Balance at March 31, 1998                (248)        11,651        11,403

Cash distributions                         (9)        (4,289)       (4,298)

Net income                                 30          2,858         2,888
                                     --------        --------      -------

Balance at March 31, 1999            $   (227)       $10,220       $ 9,993
                                     ========        =======       =======

























                             See accompanying notes.



                        PAINEWEBBER EQUITY PARTNERS THREE
                               LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended March 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                            1999         1998       1997
                                                            ----         ----       ----

Cash flows from operating activities:
  Net income (loss)                                         $ 2,888    $    (86)   $    (471)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Loss on impairment of operating investment property            -        1,204           -
   Depreciation and amortization                                385          507         514
   Amortization of deferred loan costs                           96           24          34
   Interest expense on zero coupon loans                      1,546        1,432         827
   Gain on sale of operating investment property             (3,469)           -           -
   Partnership's share of gain on sale of
       operating investment property                              -       (2,465)          -
   Partnership's share of unconsolidated
     ventures' income (losses)                                 (281)         555         361
   Changes in assets and liabilities:
     Accrued interest and other receivables                     (62)           4          18
     Accounts receivable - affiliates                             -            -           7
     Prepaid expenses                                             1            -           -
     Deferred expenses                                            -            -          18
     Accounts payable and accrued expenses                      (88)          40          25
     Accrued real estate taxes                                  (13)          (1)          1
     Tenant security deposits                                     -           (4)          -
     Advances from consolidated ventures                        137          (92)         (3)
                                                            -------    ---------   ---------
        Total adjustments                                    (1,748)       1,204       1,802
                                                            -------    ---------   ---------
        Net cash provided by operating activities             1,140        1,118       1,331
                                                            -------    ---------   ---------

Cash flows from investing activities:
   Net proceeds from sale of operating investment
      property                                                6,958            -           -
   Additions to operating investment properties                 (20)          (3)          -
   Receipt of master lease payments                               -          140           -
   Payment of leasing commissions                                (3)          (9)         (8)
   Distributions from unconsolidated joint ventures             864        9,278         912
                                                            -------    ---------   ---------
        Net cash provided by investing activities             7,799        9,406         904
                                                            -------    ---------   ---------

Cash flows from financing activities:
   Cash distributions to partners                            (4,298)      (9,350)     (1,020)
   Payments of principal and
     interest on notes payable                               (3,492)         (43)        (39)
                                                            -------    ---------   ---------
        Net cash used in financing activities                (7,790)      (9,393)     (1,059)
                                                            -------    ---------   ---------

Net increase in cash and cash equivalents                     1,149        1,131       1,176

Cash and cash equivalents, beginning of year                  5,746        4,615       3,439
                                                            -------    ---------   ---------

Cash and cash equivalents, end of year                      $ 6,895    $   5,746   $   4,615
                                                            =======    =========   =========

Cash paid during the year for interest                      $   243    $     337   $     343
                                                            =======    =========   =========


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

      The Partnership originally invested approximately $49,041,000 (net of acquisition fees of $2,523,000) in four operating investment properties through joint venture partnerships. On January 30, 1998, Richmond Paragon Partnership, a joint venture in which the Partnership had an interest, sold its operating investment property, the One Paragon Place Office Building, to an unrelated third party (see Note 4). On August 13, 1998, Portland Pacific Associates Two, a joint venture in which the Partnership had an interest, sold the property known as Willow Grove Apartments to an unrelated third party (see Note 5). As of March 31, 1999, the Partnership retained its ownership interest in two of the original properties, both of which are retail shopping centers. The Partnership is currently focusing on potential disposition strategies for the remaining investments in its portfolio. Although no assurances can be given, it is currently contemplated that the disposition of the Partnership's remaining assets could be completed before the end of calendar year 1999. The disposition of the two remaining real estate investments would be followed by the liquidation of the Partnership.

2.  Use of Estimates and Summary of Significant Accounting Policies
    ---------------------------------------------------------------

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of March 31, 1999 and 1998 and revenues and expenses for each of the three years in the period ended March 31, 1999. Actual results could differ from the estimates and assumptions used.

      The   accompanying   financial   statements   include  the   Partnership's
investments in certain unconsolidated joint venture partnerships. The Partnership accounts for its investments in the unconsolidated joint ventures using the equity method because the Partnership does not have majority voting control in the ventures. Under the equity method the ventures are carried at cost adjusted for the Partnership's share of the ventures' earnings or losses and distributions. The unconsolidated joint venture partnerships are required to maintain their accounting records on a calendar year basis for income tax reporting purposes. As a result, the Partnership recognizes its share of the earnings or losses from the unconsolidated joint ventures based on financial information which is three months in arrears to that of the Partnership. See
Note 4 for a description of the unconsolidated joint venture partnerships and for a discussion of the significant lag-period sale transaction which occurred during fiscal 1998.

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

      As of March 31, 1999 and 1998, deferred expenses include costs associated with the notes payable described in Note 6 and leasing commissions associated with the Colony Plaza operating investment property. Deferred loan costs are being amortized using the effective interest method over the respective terms of the notes payable. Such amortization expense is included in interest expense on the accompanying statements of operations. Leasing commissions are amortized using the straight-line method over the term of the lease, generally 3 - 5 years.

      For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      No provision for income taxes has been made. The liability for income taxes is that of the individual partners rather than the Partnership. Upon sale or disposition of the Partnership's investments, the taxable gain or the tax loss incurred will be allocated among the partners. The principal difference between the Partnership's accounting on a federal income tax basis and the accompanying financial statements prepared in accordance with generally accepted accounting principals (GAAP) relates to the methods used to determine the depreciation expense on the consolidated and unconsolidated operating investment properties. As a result of the difference in depreciation, the gains calculated upon the sale of the operating investment properties for GAAP purposes differ from those calculated for federal income tax purposes.

      The cash and cash equivalents, escrowed cash and mortgage notes payable appearing on the accompanying consolidated balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents and escrowed cash approximate their fair values as of March 31, 1999 and 1998 due to the short-term maturities of these instruments. The fair value of mortgage notes payable is estimated using discounted cash flow analysis, based on the current market rates for similar types of borrowing arrangements, except in the case of the Colony Plaza debt which is currently in default (see Note 6).

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

      Included in general and administrative expenses for the years ended March 31, 1999, 1998 and 1997 is $97,000, $94,000 and $90,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

      The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $11,000, $20,000 and $12,000 (included in general and administrative expenses) for managing the Partnership's cash assets for the years ended March 31, 1999, 1998 and 1997, respectively.

4.    Investments in Unconsolidated Joint Venture Partnerships
      --------------------------------------------------------

      As of March 31, 1999 and 1998, the Partnership had an investment in one unconsolidated joint venture. The investment in the unconsolidated joint venture is accounted for on the equity method in the Partnership's financial statements. As discussed in Note 2, the unconsolidated joint venture reports its operations on a calendar year. As discussed further below, on January 30, 1998, a joint venture in which the Partnership had an interest, Richmond Paragon Partnership, sold its operating investment property, the One Paragon Place Office Building, to an unrelated third party. Richmond Paragon Partnership also reported its operations on a calendar year basis. Due to the Partnership's policy of accounting for significant lag-period transactions in the period in which they occur, the gain on this transaction was recognized in fiscal 1998. Accordingly, in addition to the operations of the One Paragon Place joint venture for the twelve months ended December 31, 1997, the Partnership's share of ventures' losses in fiscal 1998 also reflects the Partnership`s share of One Paragon Place operations for the period from January 1, 1998 through the date of sale. Such operations in calendar 1998 reflected total revenues of $158,000 and total expenses of $671,000 for a net loss of $513,000.

      Condensed combined financial statements of the unconsolidated joint ventures, for the periods indicated, are as follows. As a result of the transaction described above, the condensed balance sheet as of December 31, 1998 and 1997 includes only the accounts of the DeVargas Center joint venture. The condensed combined statement of operations for the year ended December 31, 1998 includes the results of the DeVargas Center joint venture for calendar 1998. The condensed combined statement of operations for the year ended December 31, 1997 includes the results of the DeVargas Center joint venture for calendar 1997 and the results of the One Paragon Place joint venture for the thirteen months from January 1, 1997 through the date of the sale on January 30, 1998.

                            Condensed Balance Sheets
                           December 31, 1998 and 1997
                                 (in thousands)

                                     Assets
                                                            1998         1997
                                                            ----         ----

      Current assets                                      $   820      $  709
      Operating investment property, net                   12,146      12,413
      Other assets                                            754         631
                                                          -------     -------
                                                          $13,720     $13,753
                                                          =======     =======


                       Liabilities and Venturers' Capital

      Current liabilities                                 $   852     $   466
      Other liabilities                                     4,984       4,610
      Partnership's share of combined
        venturers' capital                                  5,793       6,359
      Co-venturers' share of combined
        venturers' capital                                  2,091       2,318
                                                          -------     -------
                                                          $13,720     $13,753
                                                          =======     =======

                   Reconciliation of Partnership's Investment
                             March 31, 1999 and 1998
                                 (in thousands)
                                                            1999         1998
                                                            ----         ----

      Partnership's share of capital at
        December 31, as shown above                       $ 5,793     $ 6,359
      Excess basis due to investment in venture, net (1)      351         370
      Timing differences (2)                                 (216)       (216)
                                                          -------     -------
           Investments in unconsolidated joint ventures,
              at equity, at March 31                      $ 5,930     $ 6,513
                                                          =======     =======

      (1)At March 31, 1999 and 1998, the Partnership's investment exceeds its share of the joint venture capital accounts by $351,000 and $370,000, respectively. This amount, which represents expenses incurred by the Partnership in connection with acquiring its joint venture interests, is being amortized on a straight-line basis over the estimated useful life of the related investment properties.

      (2)The timing differences between the Partnership's share of venturers' capital and its investments in joint ventures consist of capital contributions made to the joint ventures and cash distributions received from joint ventures during the period from January 1 to March 31 in each year. These differences result from the lag in reporting period discussed in Note 2.

                    Condensed Combined Summary of Operations
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                1998       1997       1996
                                                ----       ----       ----
      Revenues:
        Rental revenues and expense
           recoveries                        $  2,581    $ 4,877     $ 4,198
        Interest and other income                   5         42          22
                                             --------    -------     -------
                                                2,586      4,919       4,220

      Expenses:
        Property operating expenses               780      1,562       1,362
        Depreciation and amortization             758      2,246       1,635
        Real estate taxes                          74        171         131
        Administrative and other                  150        325         298
        Interest expense                          407      1,151       1,037
                                             --------    -------     -------
                                                2,169      5,455       4,463
                                             --------    -------     -------
      Operating income (loss)                     417       (536)       (243)

      Gain on sale of operating
        investment property                         -      2,337           -
                                             --------    --------    -------

      Net income (loss)                      $    417    $  1,801    $  (243)
                                             ========    ========    =======

      Net income (loss):
        Partnership's share of
          combined income (loss)             $    298    $  1,959    $   (341)
        Co-venturers' share of
          combined income (loss)                  119        (158)         98
                                             --------    --------    --------

                                             $    417    $  1,801    $   (243)
                                             ========    ========    ========

               Reconciliation of Partnership's Share of Operations
                For the years ended March 31, 1999, 1998 and 1997
                                 (in thousands)

                                                1999         1998        1997
                                                ----         ----        ----

      Partnership's share of operations,
        as shown above                       $    298    $  1,959     $  (341)
      Amortization of excess basis                (17)        (49)        (20)
                                             --------    --------     -------
      Partnership's share of unconsolidated
        ventures' net income (loss)          $    281    $  1,910     $  (361)
                                             ========    ========     =======

      The Partnership's share of the unconsolidated ventures' net income (loss) is presented as follows in the consolidated statements of operations (in thousands):

                                                1999         1998        1997
                                                ----         ----        ----

      Partnership's share of
        unconsolidated ventures'
        income (losses)                     $     281    $   (555)   $   (361)
      Partnership's share of gain
        on sale of operating
        investment property                         -       2,465           -
                                            ---------    --------    --------
                                            $     281    $  1,910    $   (361)
                                            =========    ========    ========


      Investment in unconsolidated joint venture, at equity, is the Partnership's net investment in the remaining joint venture partnership. This joint venture is subject to a partnership agreement which determines the distribution of available funds, the disposition of the venture's assets and the rights of the partners, regardless of the Partnership's percentage ownership interest in the venture. As a result, substantially all of the Partnership's investment in this joint venture is restricted as to distributions.

      Investment in unconsolidated joint venture, at equity, on the accompanying balance sheets at March 31, 1999 and 1998 is comprised of the following equity method carrying values (in thousands):

                                                            1999        1998
                                                            ----        ----

      DeVargas Center Joint Venture                     $  5,930    $  6,513
                                                        ========    ========

      The cash distributions received from the Partnership's unconsolidated joint venture investments during fiscal 1999, 1998 and 1997 are as follows (in thousands):

                                                1999        1998        1997
                                                ----        ----        ----

      DeVargas Center Joint Venture          $   864    $    928    $    812
      Richmond Paragon Partnership                 -       8,350         100
                                             -------    --------    --------
                                             $   864    $  9,278    $    912
                                             =======    ========    ========

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

      As of December 31, 1996, the co-venture partner had two outstanding lines of credit with the DeVargas joint venture which permitted the venture to borrow up to an aggregate amount of $5,553,000. The first note, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of prime plus 1.5% or 10% per annum and was due to mature in June 1997. The second note, which allowed the venture to borrow up to $553,000, bore interest at prime plus 1% and was scheduled to mature in November 2002. The proceeds from these notes have been utilized to fund capital costs associated with leasing and operating the DeVargas Mall. In June 1997, the Partnership and the co-venturer reached an agreement to consolidate the two lines of credit into one loan and to modify the terms. The new loan, which allowed the venture to borrow up to $5,000,000, bore interest at the greater of the prime rate or 9% per annum and was due to mature on June 1, 1998. On May 26, 1998 the venture executed a renewal and extension of the loan. Under the terms of the renewal and extension, the venture may borrow up to $6,500,000 at a rate equal to the lesser of 9% per annum or the prime rate, and the maturity date was extended to June 1, 1999. The loan had an outstanding balance of $4,984,000 at December 31, 1998. Subsequent to year-end, the venture obtained a one-year extension of the maturity date to June 1, 2000. The other terms of the loan remain the same.

      Richmond Paragon Partnership
      ----------------------------

      On September 26, 1988, the Partnership acquired an interest in Richmond Paragon Partnership, a Virginia general partnership that owned and operated One Paragon Place, a six-story office building located on approximately 8.2 acres of land in Richmond, Virginia with 146,614 square feet of net leasable area. The Partnership was a general partner in the joint venture. The aggregate cash investment by the Partnership for its investment was $21,108,383 (including an acquisition fee of $1,031,000 paid to PWPI and certain closing costs of $42,447). The Partnership's co-venture partner was an affiliate of The Paragon Group. On November 16, 1995, a zero coupon loan issued in the name of the Partnership and secured by a mortgage on One Paragon Place was refinanced with the proceeds of a seven-year $8,750,000 loan issued in the name of the unconsolidated Richmond Paragon Partnership. The net proceeds of the loan issued to the joint venture in fiscal 1996 were distributed to the Partnership.

      During fiscal 1998, the Partnership had been monitoring the development activity in the Richmond office market and exploring potential sale opportunities for One Paragon Place. During the quarter ended September 30, 1997, management concluded that it was an appropriate time to sell the property and selected a national real estate broker to market the property for sale. As part of the marketing process, several offers were received from prospective buyers. During the quarter ended December 31, 1997, the Partnership negotiated a purchase and sale agreement with one of these prospective buyers. On January 30, 1998, the One Paragon Place Office Building was sold to this unrelated third party for $16,500,000. The joint venture received net proceeds of approximately $8,055,000 in connection with the sale after the release of certain lender escrow accounts totalling approximately $555,000, the assumption of the outstanding mortgage loan secured by the property of approximately $8,500,000, closing costs of approximately $400,000 and closing proration adjustments of approximately $100,000. The Partnership was entitled to 100% of the net proceeds of this sale transaction in accordance with the terms of the joint venture agreement. On February 13, 1998, the Partnership made a special capital distribution of One Paragon Place sale proceeds totalling approximately $8,075,000, or $160 per original $1,000 investment, to Unitholders of record as of January 30, 1998. The Partnership's share of the gain on the sale of the One Paragon Place property amounted to $2,465,000 in fiscal 1998.

      Per the terms of the joint venture agreement, taxable income from operations was allocated in accordance with the net cash flow distributions to the partners. Tax losses from operations were allocated to the Partnership and the co-venturer in proportion to their respective positive capital accounts up to the sum of such positive capital accounts and thereafter 75% to the Partnership and 25% to the co-venturer. Net income or loss for financial reporting purposes has been allocated in accordance with the allocations of taxable income or tax loss.

5.  Operating investment properties
    -------------------------------

      At March 31, 1999, the Partnership's balance sheets include one operating investment property (two at March 31, 1998): Colony Plaza Shopping Center, owned by Colony Plaza General Partnership. The Partnership has held a controlling interest in Colony Plaza General Partnership since its inception in fiscal 1990. On January 27, 1995, the Partnership purchased 99% of the co-venture partner's interest in Portland Pacific Associates Two for $233,000. As a result, the Partnership assumed control over the affairs of the joint venture. Accordingly, beginning in fiscal 1996, the financial position and the results of operations of the Willow Grove joint venture are presented on a consolidated basis in the Partnership's financial statements. On August 13, 1998, Portland Pacific Associates Two sold the Willow Grove Apartments to an unrelated third party for $7,137,000. The Partnership's policy is to report the operations of these consolidated joint ventures on a three-month lag.

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

      The property is encumbered by a mortgage loan with an outstanding balance of $11,486,000 as of March 31, 1999. This mortgage loan matured on December 29, 1996. Management has been engaged in negotiations with the existing lender regarding an extension and modification of the outstanding first mortgage loan since the time of the loan maturity. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum, compounded semi-annually, in accordance with the loan agreement. At the present time, it appears likely that the Partnership will have to relinquish its ownership of the property, along with the majority of the cash flow generated by the property during the default period, in order to satisfy the obligation to the lender (see Note 6). The Partnership does not expect to recognize a loss for financial reporting purposes in conjunction with the disposition of the Colony Plaza property.

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

      Distributable funds and net proceeds from sale or refinancing is to be distributed as follows: (1) to repay interest and principal on optional loans;
(2) 100% to the Partnership until it has earned a 9.55% per annum cumulative preferred return on the Partnership's net investment of $13,060,000; (3) to the Partnership until it has received distributable funds of $13,713,000 and (4) the remaining balance 99% to the Partnership and 1% to the co-venturer. The Partnership's Preferred Return is treated as a distribution and is recorded as a reduction to the partner's capital account on the accompanying financial statements. As of December 31, 1998, the cumulative preferred return payable to the Partnership was $1,094,000.

      If additional cash is required for any reason in connection with operations of the Joint Venture, it may be provided by either the Partnership or the co-venturer as optional loans. If both parties choose to make optional loans to the Venture, they will be in the same ratio as ownership interest, 99:1. The rate of interest on such loans shall equal the rate announced by the First
National Bank of Boston as its prime rate plus 1%, but not in excess of the maximum rate of interest permitted by applicable law. As of December 31, 1998, no optional loans had been made by the venturers.

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

      During fiscal 1998, the Partnership had been monitoring the development activity in the Portland apartment market and exploring potential sale opportunities for the Willow Grove Apartments. With strong local market conditions, the Partnership believed it was an appropriate time to sell the Willow Grove property. During the fourth quarter of fiscal 1998, the Partnership initiated discussions with area real estate brokerage firms and solicited marketing proposals from several of these firms. After reviewing their respective proposals and conducting interviews, the Partnership selected a national brokerage firm that is a leading seller of apartment properties. Sales materials were prepared, and an extensive marketing campaign began in May 1998. As a result of those efforts, ten offers to purchase Willow Grove were received. The prospective purchasers were then requested to submit best and final offers. Four of the prospective buyers submitted best and final offers. After completing an evaluation of these offers and the relative strength of the prospective purchasers, the Partnership selected an offer. A purchase and sale agreement was negotiated with an unrelated third-party prospective buyer and signed on July 3, 1998. After the prospective buyer completed its due diligence work, a sale transaction was completed on August 13, 1998. The Willow Grove property was sold to this unrelated third party for $7,137,000. The Partnership received net proceeds of approximately $3,406,000 in connection with the sale after the assumption of the outstanding mortgage loan secured by the property of approximately $3,468,000, closing costs of approximately $168,000 and closing proration adjustments of approximately $95,000. As a result of the sale of the Willow Grove Apartments, a Special Distribution of $68 per original $1,000 investment was made on August 25, 1998 to the Limited Partners of the Partnership of record as of August 13, 1998. The Partnership recognized a gain of $3,469,000 in fiscal 1999 in connection with the sale of the Willow Grove property.

      Under the terms of the Amended and Restated Joint Venture Agreement, taxable income from operations in each year was to be allocated first to the Partnership until the Partnership had been allocated an amount equal to a 10% cumulative non-compounded return on the Partnership's net investment plus any additional contributions. Any remaining taxable income was to be allocated 99% to the Partnership and 1% to the co-venturer. All tax losses from operations were to be allocated 99% to the Partnership and 1% to the co-venturer. Allocations of income or loss for financial accounting purposes have been made in accordance with the allocations of taxable income or tax loss.

      The Partnership originally entered into a Management Agreement with an affiliate of the former co-venturer which was cancellable at the option of the Partnership upon the occurrence of certain events. The annual management fee was equal to 5% of gross rents collected. The former co-venture partner was retained in a property management capacity through the date of the sale for the same annual fee under a contract which was cancellable for any reason upon 30 days' written notice from the Partnership.

      As a result of the sale transaction described above, the following combined summary of property operating expenses for calendar 1998 includes the operating expenses of Willow Grove only through the date of sale, August 13, 1998, and of Colony Plaza for all of calendar 1998. The combined summary of property operating expenses includes both the Colony Plaza and Willow Grove joint ventures for the years ended December 31, 1997 and 1996 (in thousands):

                                            1998        1997        1996
                                            ----        ----        ----

      Repairs and maintenance             $  158      $  154      $  140
      Utilities                               63         103          85
      Management fees                         73          92          94
      Professional fees                       65          43          41
      Administrative and other               142         149         160
                                          ------      ------      ------
                                          $  501      $  541      $  520
                                          ======      ======      ======

6.  Notes payable
    -------------

      Notes payable and accrued interest on the books of the Partnership at March 31, 1999 and 1998 consist of the following (in thousands):

                                                      1999            1998
                                                      ----            ----

     10.5% nonrecourse loan payable to a
     finance  company,  which is secured
     by  the  Colony   Plaza   operating
     investment    property    and    an
     assignment of rents from all leases
     on  the   property.   Interest   is
     compounded    semi-annually.    All
     interest and  principal  was due at
     maturity, on December 29, 1996 (see
     discussion   of   default    status
     below).                                         $11,486        $ 9,940

     9.59% nonrecourse loan payable to a
     finance company,  which was secured
     by  the  Willow   Grove   operating
     investment   property.   The  note,
     issued    to    Portland    Pacific
     Associates  Two,  required  monthly
     principal and interest  payments of
     $32   from   April   1995   through
     maturity  in March  2002.  The fair
     value   of   the   mortgage    note
     approximated  its carrying value at
     December  31,  1997.  This loan was
     assumed  by the buyer of the Willow
     Grove   property  as  part  of  the
     fiscal 1999 sale  transaction  (see
     Note  5).                                             -          3,492
                                                     -------        -------
                                                     $11,486        $13,432
                                                     =======        =======

      The borrowing secured by Colony Plaza, which is a legal obligation of the Partnership and not of the Colony Plaza joint venture, matured on December 29, 1996, at which time total principal and accrued interest of $8,290,190 was due and payable. Management has been engaged in negotiations with the existing lender regarding an extension and modification of the outstanding first mortgage loan since the time of the loan maturity. However, due to the substantial vacancy at the property, as discussed further in Note 7, the prospects for such negotiations appear unfavorable at the present time. During this negotiation period, penalty interest is accruing on the outstanding principal balance at 15.0% per annum, compounded semi-annually, in accordance with the loan agreement. Due to the current default status of the mortgage note payable, it is not practicable for management to estimate the fair value of the Colony Plaza debt obligation. As a result of the property's leasing status, the stability of the Center's future rental income remains uncertain, which does not allow the Partnership to negotiate an economically viable refinancing agreement with the current lender or to refinance the current loan balance with a new third-party financing source. The fair market value of the property at its current leasing level is substantially below the amount of the accrued interest and principal owed to the mortgage lender. Consequently, on March 24, 1999, the Partnership notified the lender that it was prepared to either transfer ownership title for Colony Plaza Shopping Center to the lender in lieu of a foreclosure action or to assist the lender in a sale of the property to a third party. At the present time, the Partnership is actively negotiating a settlement agreement with the lender whereby the Partnership would relinquish its ownership of the property to the mortgage holder, along with the majority of the cash flow generated by the property since the December 1996 maturity date (approximately $2 million), in order to satisfy the obligation to the lender. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. The total assets, total liabilities, gross revenues and total expenses of the Colony Plaza joint venture included in the accompanying fiscal 1999 consolidated balance sheet and statement of operations total approximately $8,884,000, $11,539,000, $1,324,000 and $601,000, respectively. The Partnership does not expect to recognize a loss for financial reporting purposes upon the disposition of the Colony Plaza property.

7.  Rental revenues
    ---------------

      The Colony Plaza General Partnership has operating leases with tenants which provide for fixed minimum rents and reimbursement of certain operating costs. Rental revenue is recognized on a straight-line basis over the life of the related lease agreements, in which the revenue recognition method takes into consideration scheduled rent increases offered as an inducement to lease the property. The following is a schedule of minimum future lease payments from noncancellable operating leases as of December 31, 1998 (in thousands):

      Years ending December 31:

           1999        $     936
           2000              777
           2001              678
           2002              626
           2003              624
           Thereafter      3,347
                       ---------
                       $   6,988
                       =========

      Total minimum future lease payments do not include percentage rentals due under certain leases, which are based upon lessees' sales volumes. No percentage rentals have been earned to date. Tenant leases also require lessees to pay all or a portion of real estate taxes, insurance and common area costs.

      During the year ended December 31, 1998, base rental income of approximately $839,000 (75% of total base rental income) was received from the three anchor tenants of the operating property, as detailed below. No other tenant accounted for more than 10% of rental income during the year.

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

      During fiscal 1996, the principal anchor tenant of the Colony Plaza Shopping Center, Wal-Mart Stores, Inc., gave notice of its intention to close its store at Colony Plaza in order to open a Wal-Mart Supercenter at another location in Augusta, Georgia. The Wal-Mart store at Colony Plaza, which comprised 38% of the property's net leasable area, was vacated in July 1996. Wal-Mart remains obligated to pay rent and its share of operating expenses through the end of its lease term in March 2009. In addition, Food Max, the Center's 47,900 square foot grocery store tenant, closed its store on December 1, 1996. However, another grocery store chain, Food Lion, has entered into a sublease agreement with Food Max to open a Food Lion store in the former Food Max location at Colony Plaza. During fiscal 1999, Food Lion opened its store at the Colony Plaza Shopping Center. While the Colony Plaza property was 89% leased as of March 31, 1999, its physical occupancy level was 52% as a result of the Wal-Mart store closing. As a result of the lack of success to date in obtaining a replacement anchor tenant or tenants for the Wal-Mart space, the Partnership recorded an impairment loss in fiscal 1998 to write down the carrying value of the operating investment property to management's estimate of its fair value (see Note 2). In addition, another major tenant, Goody's, had a May 31, 1999 lease expiration and plan to vacate their 35,200 square feet of space at Colony Plaza subsequent to year-end to relocate to a newly constructed store at another site in the market area. Goody's new store will not be ready for occupancy until July 1999, so the tenant has negotiated a month-to-month renewal of their lease but is expected to vacate by July 31, 1999.

8.  Subsequent Event
    ----------------

      On May 15, 1999, the Partnership distributed $170,000 to the Limited Partners and $2,000 to the General Partners for the quarter ended March 31, 1999.



Schedule III - Real Estate and Accumulated Depreciation

                                     PAINEWEBBER EQUITY PARTNERS THREE LIMITED PARTNERSHIP
                                     SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                        March 31, 1999
                                                        (In thousands)


                                                                                                                       Life on Which
                            Initial Cost to   Costs                                                                    Depreciation
                            Consolidated      Capitalized   Gross Amount at Which Carried at                           in Latest
                            Joint Venture     (Removed)        End of Year                                             Income
                               Buildings &    Subsequent to    Buildings &          Accumulated  Date of      Date     Statement
Description Encumbrances Land  Improvements  Acquisition  Land Improvements  Total  Depreciation Construction Acquired is Computed
----------- ------------ ----  ------------  -----------  ---- ------------  -----  ------------ ------------ -------- ------------
CONSOLIDATED JOINT VENTURE PROPERTY:

Shopping
 Center
Augusta,
 Georgia    $11,486      $3,720   $10,170     $(2,368)    $3,281   $ 8,241   $11,522     $2,736     1989      1/18/90  12-40 yrs.


Notes:

(A) The aggregate cost of real estate owned by the  consolidated  joint venture at December 31, 1998 for Federal income tax purposes is  approximately  $12,968.

(B) See Note 6 to the accompanying financial statements for a description of the terms of the debt encumbering by the  consolidated joint venture property and a  discussion  of the  current  default  status of the  first  mortgage  loan.

(C) Reconciliation of real estate owned by the consolidated joint venture:

                                                                 1998              1997                1996
                                                                 ----              ----                ----

      Balance at beginning of period                             $16,695           $18,361           $ 18,361
      Sale of operating investment property                        5,193)                -                  -
      Additions and improvements                                      20                 3                  -
      Reduction of basis due to
        master lease payments received                                 -              (140)                 -
      Write off due to permanent impairment (see Note 2)               -            (1,529)                 -
                                                                 -------           --------          --------
      Balance at end of period                                   $11,522           $16,695           $ 18,361
                                                                 =======           =======           ========

(D) Reconciliation  of accumulated  depreciation  for the  consolidated  joint venture:

      Balance at beginning of period                             $ 4,061           $ 3,893           $  3,395
      Sale of operating investment property                       (1,704)                -                  -
      Depreciation expense                                           379               493                498
      Write off due to permanent impairment (see Note 2)               -              (325)                 -
                                                                 -------           -------           --------
      Balance at end of period                                   $ 2,736           $ 4,061           $  3,893
                                                                 =======           =======           ========

(E) Included in Costs Capitalized  (Removed)  Subsequent to Acquisition are an  impairment  write-down on the  consolidated shopping  center  property in fiscal 1998 (see Note 2) and certain master lease  payments  received that  are recorded as reductions in the cost basis of the consolidated  shopping center property for financial reporting purposes (see Note 5).

                                   Deloitte & Touche LLP
                                         Suite 2300
                                      333 Clay Street
                                 Houston, Texas 77002-4196



                              INDEPENDENT AUDITORS' REPORT


To the Co-Venturers of
  DeVargas Center Joint Venture:

      We have audited the accompanying balance sheets of DeVargas Center Joint Venture (the "Joint Venture") as of December 31, 1998 and 1997, and the related statements of income, venturers' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion such financial statements present fairly, in all material respects, the financial position of the Joint Venture at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






                            /s/ DELOITTE & TOUCHE LLP
                            -------------------------
                                DELOITTE & TOUCHE LLP





March 5, 1999,
except for Note 7,
as to which the date
is June 1, 1999

                          DEVARGAS CENTER JOINT VENTURE

                                 BALANCE SHEETS
                           December 31, 1998 and 1997
                                 (In thousands)

                                     ASSETS
                                                             1998       1997
                                                             ----       ----

PROPERTY:
   Land                                                  $  4,052    $  4,052
   Buildings and improvements                              14,605      14,172
   Construction-in-progress                                     4           -
                                                         --------    --------
        Total                                              18,661      18,224

   Less accumulated depreciation                            6,515       5,811
                                                         --------    --------

        Property - net                                     12,146      12,413

CASH                                                          760         677

ACCOUNTS RECEIVABLE, Net                                       60          32

ACCRUED RENT RECEIVABLES                                      205         217

UNAMORTIZED LEASE COSTS                                       539         399

OTHER ASSETS                                                   10          15
                                                         --------    --------

   TOTAL                                                 $ 13,720    $ 13,753
                                                         ========    ========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued expenses:
     Affiliates                                          $    661    $    331
     Other                                                     99          44
   Notes payable - affiliate                                4,984       4,610
   Rentals collected in advance                                65          65
   Tenants' security deposits                                  27          26
                                                         --------    --------

        Total liabilities                                   5,836       5,076

VENTURERS' CAPITAL                                          7,884       8,677
                                                         --------    --------

TOTAL                                                    $ 13,720    $ 13,753
                                                         ========    ========




                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----

REVENUES - Rentals                            $ 2,586     $ 2,589     $ 2,218
                                              -------     -------     -------

EXPENSES EXCLUSIVE OF DEPRECIATION AND
  AMORTIZATION:
   Repairs and maintenance                        681         723         675
   General and administrative                      81          96          82
   Management fees - Weingarten Realty
     Management Company                            99          99          84
   Interest                                       407         425         341
   Ad valorem taxes                                74          38          19
   Advertising and promotion                       43          28          28
   Insurance                                       26          34          37
                                              -------     -------     -------

       Total                                    1,411       1,443       1,266
                                              -------     -------     -------

INCOME BEFORE DEPRECIATION AND
  AMORTIZATION                                  1,175       1,146         952

DEPRECIATION AND AMORTIZATION                    (758)       (819)       (701)
                                              -------     -------     -------

NET INCOME                                    $   417     $   327     $   251
                                              =======     =======     =======






















                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE
                        STATEMENTS OF VENTURERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (in thousands)


                                                      Weingarten     PaineWebber
                                                      Realty         Equity
                                            Total     Investors      Partners
                                            -----     ---------      --------

VENTURERS' CAPITAL, DECEMBER 31, 1995     $ 9,986     $  2,427       $  7,559

  Distributions to Venturer                  (824)           -           (824)

  Contribution from Venturer                   11           11              -

  Net income                                  251            -            251
                                          -------     --------       --------

VENTURERS' CAPITAL, DECEMBER 31, 1996       9,424        2,438          6,986

  Distributions to Venturers               (1,074)        (173)          (901)

  Net income                                  327           53            274
                                          -------     --------       --------
VENTURERS' CAPITAL, DECEMBER 31, 1997       8,677        2,318          6,359

Distributions to Venturers                 (1,210)        (346)          (864)

Net income                                    417          119            298
                                          -------     --------       --------

VENTURERS' CAPITAL, DECEMBER 31, 1998     $ 7,884     $  2,091       $  5,793
                                          =======     ========       ========























                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (In thousands)

                                                1998        1997        1996
                                                ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $    417     $   327    $    251
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization               758         819         701
       Net effect of changes in
         operating accounts                        189          37         (82)
                                              --------     -------    --------
             Net cash provided by
               operating activities              1,364       1,183         870
                                              --------     -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions                             (446)        (44)     (1,382)
                                              --------     -------    --------
             Net cash used in investing
               activities                         (446)        (44)     (1,382)
                                              --------     -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to Venturers                   (1,209)     (1,074)       (825)
   Contribution from Venturer                        -           -          11
   Proceeds from notes payable - affiliate         374         418       1,251
   Principal payments of notes payable -
      affiliate                                      -         (23)        (55)
                                              --------     -------    --------
           Net cash (used in) provided by
           financing activities                   (835)       (679)        382
                                              --------     -------    --------
NET INCREASE (DECREASE) IN CASH                     83         460        (130)

CASH AT BEGINNING OF YEAR                          677         217         347
                                              --------     -------    --------

CASH AT END OF YEAR                           $    760      $  677    $    217
                                              ========      ======    ========





















                             See accompanying notes.

                          DEVARGAS CENTER JOINT VENTURE
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

3.  RENTALS UNDER OPERATING LEASES
    ------------------------------

      Minimum future rental income on noncancellable operating leases as of December 31, 1998 is $1,882,668 in 1999; $1,832,434 in 2000; $1,764,501 in 2001;
$1,610,111 in 2002; $1,532,177 in 2003; and $15,193,519  thereafter.  The future minimum lease payments do not include estimates for contingent rentals. Such contingent rentals aggregated $823,386 in 1998, $848,134 in 1997 and $752,752 in 1996.

4.  DISTRIBUTIONS TO VENTURERS
    ---------------------------

      As described in Note 1, the Joint Venture Agreement provides for the preferential distribution of distributable funds to PWEP, which is cumulative from year to year. Required distributions to WRI, after satisfaction of PWEP's preference, are also cumulative. In accordance with the agreement, the Joint Venture distributed $216,000 in February 1999 for amounts distributable at December 31, 1998. To partially satisfy the preference requirement, PWEP received the entire $216,000 payment resulting in a preferential distribution in arrears of $387,145 to WRI as of December 31, 1998.

5.  NOTES PAYABLE - AFFILIATE
    -------------------------

      At year-end, notes payable to WRI were as follows (in thousands):


                                                     1998             1997
                                                     ----             ----

      Promissory  note,  bearing  interest
      at prime with a floor of 9% (7.75% at
      December 31, 1998), due June 1999 and
      collateralized by  property                   $4,984          $4,610
                                                    ======          ======

      On May 26, 1998, the Joint Venture amended and restated the maximum balance available for borrowing from $5 million to $6.5 million under the promissory note (the "Note") which is due June 1, 1999. The principal balance of the Note is payable at maturity, and accrued interest is due and payable on a monthly basis. The Note bears interest at prime with a ceiling of nine percent, is collateralized by property of the Joint Venture and allows the Joint Venture to fund capital costs associated with leasing and operating the Center (see Note
7).

6.  CHANGES IN OPERATING ACCOUNTS
    -----------------------------

      The effect of changes in the operating accounts on cash flows from operating activities is a follows (in thousands):

                                             1998        1997        1996
                                             ----        ----        ----

      Decrease (increase) in:
        Accounts receivable              $   (28)     $   64      $  (36)
        Accrued rent receivables              13         (34)        (44)
        Other assets                        (176)       (147)       (150)
      Increase (decrease) in:
        Accounts payable and accrued
          expense                            378         150         136
        Other liabilities - primarily
          rentals collected in advance         2           4          12
                                         -------      ------      ------
      Net effect of changes in
        operating accounts               $   189      $   37      $  (82)
                                         =======      ======      ======

      Cash payments of interest totalled $409,137, $425,227 and $329,114 in 1998, 1997 and 1996, respectively.

7.  SUBSEQUENT EVENT
    ----------------

      The Second Renewal and Extension of Note and Mortgage was executed effective June 1, 1999 to extend the maturity date of the Note to June 1, 2000.

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





                                     /s/ERNST & YOUNG LLP
                                     --------------------
                                     ERNST & YOUNG LLP



Boston, Massachusetts
February 13, 1998

                          Richmond Paragon Partnership
                             (A General Partnership)

                                 Balance Sheets
                                 (In thousands)

                                                       December 31
                                                -------------------------
                                                1997              1996
                                                ----              ----
                                     Assets
Current assets:
   Cash                                        $    29          $    139
   Escrowed cash                                   576               690
   Receivable from tenants                          31                15
   Prepaid expenses                                  8                 8
                                               -------          --------
      Total current assets                         644               852

Operating investment property, at cost:
   Land                                              -             2,712
   Building and improvements                         -            16,235
   Furniture, fixtures and equipment                 -             2,850
                                               -------          --------
                                                     -            21,797
Less accumulated depreciation                        -            (7,446)
                                               -------          --------
      Net operating investment property              -            14,351

Property held for sale                          13,759                 -
Deferred rents receivable                          102               127
Other assets                                       444               371
                                               -------          --------
      Total assets                             $14,949          $ 15,701
                                               =======          ========

                        Liabilities and Partners' Capital

Current liabilities:
   Accounts payable and accrued interest       $    68          $     59
   Tenants' security deposits                       24                23
   Deferred rental income                           26                29
   Current portion of mortgage notes payable       134               124
                                               -------          --------
      Total current liabilities                    252               235

Mortgage notes payable                           8,377             8,511
                                               -------          --------
      Total liabilities                          8,629             8,746

Partners' capital                                6,320             6,955
                                               -------          --------
      Total liabilities and partners' capital  $14,949          $ 15,701
                                               =======          ========










                             See accompanying notes.

                          Richmond Paragon Partnership
                             (A General Partnership)

                            Statements of Operations
                                 (In thousands)


                                               Year ended December 31
                                         --------------------------------
                                            1997        1996        1995
                                            ----        ----        ----
Revenues:
   Rental                                 $2,133      $1,980      $1,798
   Other                                      40          22         500
                                          ------      ------      ------
                                           2,173       2,002       2,298

Expenses:
   Depreciation and amortization             933         934       1,038
   Interest expense                          685         696          91
   Repairs and maintenance                   310         277         248
   Utilities                                 245         239         240
   Real estate taxes                         108         112         114
   Management fees                            86          85          93
   General and administrative                 97          76         102
   Salaries and related costs                 40          57          65
   Insurance                                  19          20          20
                                          ------      ------      ------
                                           2,523       2,496       2,011
                                          ------      ------      ------
Net income (loss)                         $ (350)     $ (494)     $  287
                                          ======      ======      ======






















                             See accompanying notes.

                          Richmond Paragon Partnership
                             (A General Partnership)

                         Statements of Partners' Capital
                                 (In thousands)


                                       Richmond One   Paine Webber
                                       Paragon        Equity
                                       Place          Partners
                                       Associates     Three         Total
                                       Limited        Limited       Partners'
                                       Partnership    Partnership   Capital
                                       -----------    -----------   -------

Balance at December 31, 1994             $   100      $16,256       $16,356

Net income (loss)                             12          275           287

Contributions                                  -          186           186

Distributions                                  -       (1,277)       (1,277)

Net proceeds from financing transactions       -       (8,059)       (8,059)

Interest payment made b PWEP3                  -            3             3
                                         -------      -------       -------

Balance at December 31, 1995                 112        7,384         7,496

Net income (loss)                             98         (593)         (495)

Distributions                                  -          (46)          (46)
                                         -------      -------       -------

Balance at December 31, 1996                 210        6,745         6,955

Net income (loss)                             75         (425)         (350)

Distributions                                  -         (285)         (285)
                                         -------      -------       -------

Balance at December 31, 1997             $   285      $ 6,035       $ 6,320
                                         =======      =======       =======













                             See accompanying notes.

                          Richmond Paragon Partnership
                             (A General Partnership)

                            Statements of Cash Flows
                                 (In thousands)

                                                    Year ended December 31
                                             ---------------------------------
                                               1997        1996        1995
                                               ----        ----        ----

Operating activities
Net income (loss)                            $ (350)     $ (495)    $   287
Adjustments to reconcile net loss to
 net cash  provided by operating activities:
   Depreciation and amortization                933         934       1,038
   Interest funded by PWEP3                       -           -           3
   Changes in operating assets and
    liabilities:
     Escrowed cash                              114        (184)        (27)
     Receivable from tenants                    (16)        (10)          8
     Deferred rents receivable                   26         135          44
     Other assets                              (187)        (39)        (58)
     Accounts payable and accrued interest        9         (34)         54
     Tenants' security deposits                   1          (2)          4
     Deferred rental income                      (3)         29           -
                                             ------     -------     -------
      Net cash provided by operating
         activities                             527         334       1,353
                                             ------     -------     -------

Investing activity
   Additions to operating investment
     property                                  (228)       (123)       (192)
                                             ------     -------     -------
      Net cash used in investing activity      (228)       (123)       (192)
                                             ------     -------     -------

Financing activities
   Principal payments on mortgage notes
     payable                                   (124)       (115)          -
   Contributions by partner                       -           -         186
   Distributions to partner                    (285)        (46)     (1,338)
                                             ------     -------     -------
      Net cash used in financing
        activities                             (409)       (161)     (1,152)
                                             ------     -------     -------

Net (decrease) increase in cash                (110)         50           9
Cash at beginning of year                       139          89          80
                                             ------     -------     -------
Cash at end of year                          $   29     $   139     $    89
                                             ======     =======     =======













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

5. Other Assets
   ------------

Other assets consist of deferred financing costs associated with the mortgage note payable discussed in Note 6, which are being amortized using a method which approximates the interest method over the term of the mortgage notes, and leasing commissions which are being amortized on a straight-line basis over the terms of the respective leases (ranging from one to seven years). Accumulated amortization at December 31, 1997 and 1996 amounted to $498,509 and $384,940, respectively.

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

The fair value of the mortgage notes payable approximates their carrying value as of December 31, 1997 and 1996.

As of December 31, 1997, maturities of the mortgage notes payable for the next five years are approximately as follows (in thousands):

      1998                   $   134
      1999                       145
      2000                       158
      2001                       171
      2002                     7,903
                             -------
                             $ 8,511
                             =======

7. Rental Revenue
   --------------

The Partnership derives rental income from leasing space in the operating investment property. All of the Partnership's leasing agreements are operating leases with initial terms from one to seven years. As of December 31, 1997, minimum future rentals on the noncancellable leases are approximately as follows (in thousands):

      1998              $1,669
      1999               1,290
      2000                 874
      2001                 657
      2002                 303
                        ------
                        $4,793
                        ======

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

9.  Noncash Financing Transaction
    -----------------------------

The Partnership's noncash activities during 1995 were as follows (in thousands):

       Mortgage notes payable:
       Amount remitted to PWEP3                     $8,750
       Financing costs paid by PWEP3                  (691)
       Interest paid by PWEP3                           (3)
                                                    ------
       Reduction in PWEP3 partners' capital         $8,056
                                                    ======

There were no noncash activities during 1997 and 1996.